Form 10-Q
period 2009-03-31
SOUTHERN POWER CO; GEORGIA POWER CO; SOUTHERN CO; ALABAMA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO
filed 2009-05-07
CIK 1160661, 41091, 92122, 3153, 44545, 66904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-3526	The Southern Company (A Delaware Corporation)	58-0690070
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

1-3164	Alabama Power Company	63-0004250
(An Alabama Corporation)
600 North 18th Street
Birmingham, Alabama 35291
(205) 257-1000

1-6468	Georgia Power Company	58-0257110
(A Georgia Corporation)
241 Ralph McGill Boulevard, N.E.
Atlanta, Georgia 30308
(404) 506-6526

0-2429	Gulf Power Company	59-0276810
(A Florida Corporation)
One Energy Place
Pensacola, Florida 32520
(850) 444-6111

001-11229	Mississippi Power Company	64-0205820
(A Mississippi Corporation)
2992 West Beach
Gulfport, Mississippi 39501
(228) 864-1211

333-98553	Southern Power Company	58-2598670
(A Delaware Corporation)
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

	Large			Smaller
	Accelerated	Accelerated	Non-accelerated	Reporting
Registrant	Filer	Filer	Filer	Company
The Southern Company	X
Alabama Power Company			X
Georgia Power Company			X
Gulf Power Company			X
Mississippi Power Company			X
Southern Power Company			X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2009
The Southern Company	Par Value $5 Per Share	782,433,682
Alabama Power Company	Par Value $40 Per Share	25,475,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	3,142,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

		Page
		Number
	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	141
Item 1A.	Risk Factors	141
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	142
	Signatures	145

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
Alabama Power	Alabama Power Company
Bcf	Billion cubic feet
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2008
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SFAS No. 157	FASB Statement No. 157, “Fair Value Measurement”
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries

DEFINITIONS
(continued)

Term	Meaning
SouthernLINC Wireless	Southern Communications Services, Inc.
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery and other rate actions, environmental regulations and expenditures, earnings growth, dividend payout ratios, access to sources of capital, projections for postretirement benefit and nuclear decommissioning trust contributions, financing activities, completion of construction projects, plans and estimated costs for new generation resources, impacts of adoption of new accounting rules, unrecognized tax benefits related to leveraged lease transactions, impact of the American Recovery and Reinvestment Act of 2009, estimated sales and purchases under new power sale and purchase agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality and emissions of sulfur, nitrogen, mercury, carbon, soot, or particulate matter and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy, population and business growth (and declines), and the effects of energy conservation measures;

•	available sources and costs of fuels;

•	effects of inflation;

•	ability to control costs and avoid cost overruns during the development and construction of facilities;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;

•	regulatory approvals related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with neighboring utilities and other wholesale customers;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as an avian or other influenza, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Retail revenues	$3,064,659	$3,005,614
Wholesale revenues	451,414	513,662
Other electric revenues	122,798	130,190
Other revenues	27,436	33,444

Total operating revenues	3,666,307	3,682,910

Operating Expenses:
Fuel	1,406,267	1,451,943
Purchased power	107,644	92,904
Other operations and maintenance	871,081	896,817
MC Asset Recovery litigation settlement	202,000	—
Depreciation and amortization	389,758	343,885
Taxes other than income taxes	199,880	189,272

Total operating expenses	3,176,630	2,974,821

Operating Income	489,677	708,089

Other Income and (Expense):
Allowance for equity funds used during construction	42,612	40,585
Interest income	6,908	9,805
Equity in income (losses) of unconsolidated subsidiaries	(976)	328
Leveraged lease income (losses)	9,441	10,925
Interest expense, net of amounts capitalized	(225,727)	(217,109)
Other income (expense), net	(12,850)	914

Total other income and (expense)	(180,592)	(154,552)

Earnings Before Income Taxes	309,085	553,537
Income taxes	167,169	178,138

Consolidated Net Income	141,916	375,399
Dividends on Preferred and Preference Stock of Subsidiaries	16,195	16,195

Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$125,721	$359,204

Common Stock Data:
Earnings per share—
Basic	$0.16	$0.47
Diluted	$0.16	$0.47
Average number of shares of common stock outstanding (in thousands)
Basic	779,858	766,150
Diluted	781,645	770,322
Cash dividends paid per share of common stock	$0.4200	$0.4025
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Consolidated net income	$141,916	$375,399
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	456,833	407,689
Deferred income taxes and investment tax credits	(30,386)	(2,342)
Deferred revenues	(10,732)	33,446
Allowance for equity funds used during construction	(42,612)	(40,585)
Equity in income (losses) of unconsolidated subsidiaries	976	(328)
Leveraged lease income (losses)	(9,441)	(10,925)
Pension, postretirement, and other employee benefits	7,974	30,916
Stock option expense	16,955	13,427
Derivative fair value adjustments	659	14,380
Hedge settlements	(16,167)	27,180
MC Asset Recovery litigation settlement	202,000	—
Other, net	6,915	(6,372)
Changes in certain current assets and liabilities —
Receivables	292,162	188,538
Fossil fuel stock	(160,992)	(53,305)
Materials and supplies	(12,648)	(22,762)
Other current assets	(67,717)	(61,320)
Accounts payable	80,995	(114,636)
Accrued taxes	(185,215)	13,865
Accrued compensation	(319,715)	(265,386)
Other current liabilities	49,371	10,212

Net cash provided from operating activities	401,131	537,091

Investing Activities:
Property additions	(1,136,212)	(1,012,907)
Investment in restricted cash from pollution control revenue bonds	(49,348)	(145)
Distribution of restricted cash from pollution control revenue bonds	23,079	35,716
Nuclear decommissioning trust fund purchases	(379,332)	(160,752)
Nuclear decommissioning trust fund sales	381,280	153,872
Investment in unconsolidated subsidiaries	(1,800)	(2,780)
Cost of removal, net of salvage	(30,231)	(25,581)
Other	70,534	17,336

Net cash used for investing activities	(1,122,030)	(995,241)

Financing Activities:
Increase (decrease) in notes payable, net	121,274	(100,215)
Proceeds —
Long-term debt	1,255,925	930,000
Common stock	151,379	132,107
Redemptions —
Long-term debt	(193,417)	(4,653)
Preferred and preference stock	—	(125,000)
Payment of common stock dividends	(326,780)	(307,960)
Payment of dividends on preferred and preference stock of subsidiaries	(16,265)	(17,060)
Other	(15,618)	(770)

Net cash provided from financing activities	976,498	506,449

Net Change in Cash and Cash Equivalents	255,599	48,299
Cash and Cash Equivalents at Beginning of Period	416,581	200,550

Cash and Cash Equivalents at End of Period	$672,180	$248,849

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $18,298 and $21,800 capitalized for 2009 and 2008, respectively)	$178,560	$197,570
Income taxes (net of refunds)	$172,517	$3,719
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$672,180	$416,581
Restricted cash and cash equivalents	131,609	102,537
Receivables —
Customer accounts receivable	996,427	1,053,674
Unbilled revenues	287,126	320,439
Under recovered regulatory clause revenues	677,665	646,318
Other accounts and notes receivable	353,119	301,028
Accumulated provision for uncollectible accounts	(26,308)	(26,326)
Fossil fuel stock, at average cost	1,175,688	1,018,314
Materials and supplies, at average cost	768,777	756,746
Vacation pay	134,581	140,283
Prepaid expenses	337,898	301,570
Other regulatory assets	378,662	275,424
Other	61,324	51,044

Total current assets	5,948,748	5,357,632

Property, Plant, and Equipment:
In service	51,127,521	50,618,219
Less accumulated depreciation	18,517,683	18,285,800

	32,609,838	32,332,419
Nuclear fuel, at amortized cost	547,981	510,274
Construction work in progress	3,609,909	3,035,795

Total property, plant, and equipment	36,767,728	35,878,488

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	809,181	864,396
Leveraged leases	906,805	897,338
Other	223,069	226,757

Total other property and investments	1,939,055	1,988,491

Deferred Charges and Other Assets:
Deferred charges related to income taxes	989,180	972,781
Unamortized debt issuance expense	215,783	207,763
Unamortized loss on reacquired debt	265,711	270,919
Deferred under recovered regulatory clause revenues	366,045	606,483
Other regulatory assets	2,670,820	2,636,217
Other	394,044	428,432

Total deferred charges and other assets	4,901,583	5,122,595

Total Assets	$49,557,114	$48,347,206

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders’ Equity	2009	2008
	(in thousands)
Current Liabilities:
Securities due within one year	$686,441	$616,415
Notes payable	1,074,711	953,437
Accounts payable	1,639,403	1,249,694
Customer deposits	312,993	302,495
Accrued taxes —
Income taxes	221,875	195,922
Unrecognized tax benefits	143,858	131,641
Other	183,549	396,206
Accrued interest	225,139	195,500
Accrued vacation pay	169,121	178,519
Accrued compensation	131,092	446,718
Liabilities from risk management activities	354,349	260,977
Other	315,766	298,711

Total current liabilities	5,458,297	5,226,235

Long-term Debt	17,805,963	16,816,438

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,064,938	6,080,104
Deferred credits related to income taxes	254,883	259,156
Accumulated deferred investment tax credits	449,263	455,398
Employee benefit obligations	2,056,981	2,057,424
Asset retirement obligations	1,199,752	1,182,769
Other cost of removal obligations	1,333,078	1,320,558
Other regulatory liabilities	251,438	261,970
Other	347,950	329,534

Total deferred credits and other liabilities	11,958,283	11,946,913

Total Liabilities	35,222,543	33,989,586

Redeemable Preferred Stock of Subsidiaries	374,496	374,496

Stockholders’ Equity:
Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2009: 782,865,285 Shares;
— December 31, 2008: 777,615,751 Shares
Treasury — March 31, 2009: 431,603 Shares;
— December 31, 2008: 423,477 Shares
Par value	3,914,294	3,888,041
Paid-in capital	2,036,731	1,892,802
Treasury, at cost	(12,949)	(12,279)
Retained earnings	7,411,087	7,611,977
Accumulated other comprehensive loss	(96,455)	(104,784)

Total Common Stockholders’ Equity	13,252,708	13,275,757
Preferred and Preference Stock of Subsidiaries	707,367	707,367

Total Stockholders’ Equity	13,960,075	13,983,124

Total Liabilities and Stockholders’ Equity	$49,557,114	$48,347,206

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Consolidated Net Income	$141,916	$375,399
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $762 and $(13,988), respectively	1,147	(22,251)
Reclassification adjustment for amounts included in net income, net of tax of $3,833 and $1,778, respectively	6,098	2,775
Marketable securities:
Change in fair value, net of tax of $91 and $(2,137), respectively	734	(3,101)
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $222 and $259, respectively	350	411

Total other comprehensive income (loss)	8,329	(22,166)

Dividends on preferred and preference stock of subsidiaries	(16,195)	(16,195)

Comprehensive Income	$134,050	$337,038

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. The traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The Southern Company System – “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(233.5)	(65.0)

Southern Company’s first quarter 2009 net income after dividends on preferred and preference stock of subsidiaries was $125.7 million ($0.16 per share) compared to $359.2 million ($0.47 per share) for the first quarter 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of a litigation settlement agreement with MC Asset Recovery, LLC (MC Asset Recovery); a decrease in contributions from market-response rates to large commercial and industrial customers; and higher depreciation and amortization. The decrease for the first quarter 2009 was partially offset by an increase in customer charges at Alabama Power, increased environmental compliance cost recovery revenues at Georgia Power, and lower other operations and maintenance expenses.
Retail Revenues

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$59.0	2.0

In the first quarter 2009, retail revenues were $3.06 billion compared to $3.01 billion for the same period in 2008. Details of the change to retail revenues follow:

	First Quarter
	2009
	(in millions)	(% change)
Retail – prior year	$3,005.6
Estimated change in —
Rates and pricing	78.4	2.6
Sales growth (decline)	(56.8)	(1.9)
Weather	(4.0)	(0.1)
Fuel and other cost recovery	41.5	1.4

Retail – current year	$3,064.7	2.0%

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues associated with changes in rates and pricing increased in the first quarter 2009 when compared to the same period in 2008 primarily as a result of an increase in customer charges at Alabama Power and increased environmental compliance cost recovery revenues at Georgia Power in accordance with its 2007 Retail Rate Plan, partially offset by a decrease in contributions from market-response rates to large commercial and industrial customers.
Revenues attributable to changes in sales growth declined in the first quarter 2009 when compared to the same period in 2008 due to a 6.3% decrease in weather-adjusted retail KWH sales mainly due to recessionary economic conditions. For the first quarter 2009, weather-adjusted residential KWH sales decreased 0.4%, weather-adjusted commercial KWH sales decreased 1.3%, and weather-adjusted industrial KWH sales decreased 16.9%. Reduced demand in the primary and fabricated metal sectors, as well as in the chemicals, textiles, and transportation sectors, contributed to the decrease in weather-adjusted industrial KWH sales in the first quarter 2009 when compared to the same period in 2008.
Revenues resulting from changes in weather were not material in the first quarter 2009 when compared to the same period in 2008 due to near normal weather in both periods.
Fuel and other cost recovery revenues increased $41.5 million in the first quarter 2009 when compared to the same period in 2008. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(62.3)	(12.1)

In the first quarter 2009, wholesale revenues were $451.4 million compared to $513.7 million for the same period in 2008. Wholesale fuel revenues, which are generally offset by wholesale fuel expenses and do not affect net income, decreased $81.7 million in the first quarter 2009 when compared to the same period in 2008. Excluding wholesale fuel revenues, wholesale revenues increased $19.4 million in the first quarter 2009 when compared to the same period in 2008. The increase for the first quarter 2009 was primarily the result of additional revenues associated with Plant Franklin Unit 3 at Southern Power, renegotiated wholesale contracts, and changes in mark-to-market positions on sales of uncontracted generating capacity. Decreases in energy revenues and fewer short-term opportunity sales due to lower energy prices partially offset the first quarter 2009 increase. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.
Other Electric Revenues

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(7.4)	(5.7)

In the first quarter 2009, other electric revenues were $122.8 million compared to $130.2 million for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of a $9.5 million decrease in co-generation revenues due to lower natural gas prices and a $6.5 million decrease in transmission revenues. The decrease for the first quarter 2009 was partially offset by an increase in revenues from other energy services of $3.3 million, an increase in customer fees of $2.5 million,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and an increase in outdoor lighting revenues of $1.3 million. Revenues from co-generation and other energy services are generally offset by related expenses and do not affect net income.
Other Revenues

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(6.0)	(18.0)

In the first quarter 2009, other revenues were $27.4 million compared to $33.4 million for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of a $5.7 million decrease in revenues at SouthernLINC Wireless related to lower average revenue per subscriber and fewer subscribers due to increased competition in the industry.
Fuel and Purchased Power Expenses

	First Quarter 2009 vs. First Quarter 2008
	(change in millions)	(% change)
Fuel	$(45.7)	(3.1)
Purchased power	14.7	15.9

Total fuel and purchased power expenses	$(31.0)

Fuel and purchased power expenses for the first quarter 2009 were $1.51 billion compared to $1.54 billion for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of a $139.0 million net decrease related to total KWHs generated and purchased, partially offset by a $108.0 million net increase in the average cost of fuel and purchased power, primarily related to a 27.9% increase in the cost of coal per net KWH generated.
Fuel expenses at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Details of Southern Company’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2009	2008	Change
	(cents per net KWH)
Fuel	3.40	3.07	10.8
Purchased power	5.09	6.35	(19.8)

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(25.7)	(2.9)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2009, other operations and maintenance expenses were $871.1 million compared to $896.8 million for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of a $25.3 million decrease in fossil and hydro expenses mainly due to fewer scheduled and unplanned outages; a $13.3 million decrease in transmission and distribution expenses mainly due to lower maintenance expenses; a $7.1 million decrease in expenses primarily related to lower advertising, litigation, and property insurance costs; and a $4.5 million decrease in expenses primarily related to lower sales volume at SouthernLINC Wireless. The decrease for the first quarter 2009 was partially offset by a $27.1 million increase in administration and general expenses largely related to the voluntary attrition program at Georgia Power under which 579 employees elected to resign their positions effective March 31, 2009. The related charge will be largely offset by lower salary costs for the remainder of the year and is not expected to have a material impact on Southern Company’s financial statements for the year ending December 31, 2009.
MC Asset Recovery Litigation Settlement

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$202.0	N/M

N/M — Not Meaningful
In the first quarter 2009, Southern Company entered into a litigation settlement agreement with MC Asset Recovery which resulted in a charge of $202.0 million. See Note (B) to the Condensed Financial Statements under “Mirant Matters — MC Asset Recovery Litigation” herein for additional information.
Depreciation and Amortization

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$45.9	13.3

In the first quarter 2009, depreciation and amortization was $389.8 million compared to $343.9 million for the same period in 2008. The increase for the first quarter 2009 when compared to the same period in 2008 was primarily the result of an increase in plant in service related to environmental and transmission projects at Alabama Power and environmental, transmission, and distribution projects at Georgia Power. An increase in depreciation rates at Southern Power also contributed to the first quarter 2009 increase, as well as the completion of Southern Power’s Plant Franklin Unit 3 in June 2008.
Taxes Other Than Income Taxes

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$10.6	5.6

In the first quarter 2009, taxes other than income taxes were $199.9 million compared to $189.3 million for the same period in 2008. The increase for the first quarter 2009 when compared to the same period in 2008 was primarily the result of increases in franchise fees and municipal gross receipt taxes associated with increases in revenues from retail energy sales. Higher ad valorem taxes at Georgia Power also contributed to the first quarter 2009 increase.
Other Income (Expense), Net

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(13.8)	N/M

N/M — Not Meaningful

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2009, other income (expense), net was $(12.9) million compared to $0.9 million for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of the 2008 recognition of a $6.4 million fee received for participating in an asset auction and a $6.0 million gain on the sale of an undeveloped tract of land to the Orlando Utilities Commission.
Income Taxes

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(10.9)	(6.2)

In the first quarter 2009, income taxes were $167.2 million compared to $178.1 million for the same period in 2008. The decrease for the first quarter 2009 when compared to the same period in 2008 was primarily the result of lower pre-tax earnings, partially offset by a decrease in the IRC Section 199 production activities deduction. See Note (H) to the Condensed Financial Statements under “Effective Tax Rate” herein for details regarding the impact of the MC Asset Recovery litigation settlement on the effective tax rate.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. Recent recessionary conditions have negatively impacted sales growth for the traditional operating companies and have negatively impacted wholesale capacity revenues at Southern Power. The current economic recession is expected to continue to have a negative impact on energy sales, particularly to industrial customers. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA’s regulation of cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Second Circuit’s decision with respect to the rule’s use of cost-benefit analysis and held that the EPA could consider costs in arriving at its standards and in providing variances from those standards for existing power plant cooling water intake structures. Other aspects of the court’s decision were not appealed and remain unaffected by the U.S. Supreme Court’s ruling. While the U.S. Supreme Court’s decision may ultimately result in greater flexibility for demonstrating compliance with the standards, the full scope of the regulations will depend on subsequent legal proceedings, further rulemaking by the EPA, the results of studies and analyses performed as part of the rules’ implementation, and the actual requirements established by state regulatory agencies and, therefore, cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Southern Company’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have experienced higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.0 billion at March 31, 2009 as compared to $1.2 billion at December 31, 2008. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters,” “Georgia Power Retail Regulatory Matters,” and “Gulf Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
On March 10, 2009, the Georgia PSC granted Georgia Power’s request to delay its fuel case filing until September 4, 2009. The extension was requested as a result of difficulty in establishing a forward-looking fuel rate due to volatile coal and gas prices, uncertain sales forecasts, and a continuing decline in the State of Georgia’s economy. New fuel rates are expected to become effective January 1, 2010. The ultimate outcome of this matter cannot now be determined.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives, which could have a significant impact on the future cash flow and net income of Southern Company. Southern Company estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be between approximately $225 million and $275 million. Southern Company is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.
Construction Projects
Integrated Coal Gasification Combined Cycle
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Integrated Coal Gasification Combined Cycle” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding the Kemper IGCC.
On April 6, 2009, the Governor of the State of Mississippi signed into law a bill that will provide an ad valorem tax exemption for a portion of the assessed value of all property utilized in certain electric generating facilities with integrated gasification process facilities. This tax exemption, which may not exceed 50% of the total value of the project, is for projects with a capital investment from private sources of $1 billion or more.
On April 6, 2009, Mississippi Power received an accounting order from the Mississippi PSC directing Mississippi Power to continue to charge all Kemper IGCC generation resources planning, evaluation, and

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
screening costs to regulatory assets including those costs associated with activities to obtain a certificate of public convenience and necessity and costs necessary and prudent to preserve the availability, economic viability, and/or required schedule of the selected generation resource until the Mississippi PSC makes findings and determination as to the recovery of Mississippi Power’s prudent expenditures.
As of March 31, 2009, Mississippi Power had spent a total of $50.7 million associated with Mississippi Power’s generation resource planning, evaluation, and screening activities, including regulatory filings costs. Costs incurred during the first quarter 2009 totaled $8.4 million as compared to $7.2 million during the first quarter 2008. Of the total $50.7 million, $46.2 million was deferred in other regulatory assets, $3.7 million was related to land purchases capitalized, and $0.8 million was previously expensed.
Several motions have been filed by intervenors in this proceeding, most of which are procedural in nature and seek to stay or delay the timely and orderly administration of the docket. In addition to these procedural motions, a motion has been filed by the Attorney General for the State of Mississippi which questions whether the Mississippi PSC has authority to approve the gasification portion of the Kemper IGCC. All of these motions were heard by the Mississippi PSC on May 5, 2009.
The ultimate outcome of these matters cannot now be determined.
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Nuclear” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Nuclear” in Item 8 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
On March 17, 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 at an in-service cost of $6.4 billion. In addition, the Georgia PSC voted to approve inclusion of the related construction work in progress accounts in rate base and to recover financing costs during the construction period beginning in 2011.
On April 21, 2009, the Governor of the State of Georgia signed into law The Georgia Nuclear Energy Financing Act that will allow Georgia Power to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period. The cost recovery provisions will become effective January 1, 2011.
Other Matters
Southern Company is involved in various other matters being litigated, regulatory matters, and certain tax-related issues that could affect future earnings. In addition, Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Southern Company has maintained adequate access to capital without drawing on any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Southern Company and the other registrants have continued to issue commercial paper at reasonable rates. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. Market rates for committed credit have increased, and Southern Company and its subsidiaries have been and expect to continue to be subject to higher costs as existing facilities are replaced or renewed. Of the $215 million of facilities expiring in the first quarter 2009, $160 million of them were replaced or renewed. In addition, Gulf Power entered into a $20 million facility and Mississippi Power increased an existing facility by $10 million. Subsequent to March 31, 2009, Georgia Power, Gulf Power, and Mississippi Power entered into new credit arrangements resulting in a net increase of $425 million, $75 million, and $40 million, respectively. These additional facilities all expire in 2010. Total committed credit fees at Southern Company and its subsidiaries average less than 1/4 of 1% per year. Southern Company’s interest cost for short-term debt has decreased as market short-term interest rates have declined from 2008 levels. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. Southern Company experienced no material counterparty credit losses as a result of the turmoil in the financial markets. See “Sources of Capital” and “Financing Activities” herein for additional information.
Southern Company’s investments in pension and nuclear decommissioning trust funds have continued to decline in value during the first quarter 2009. Southern Company expects that the earliest that cash may have to be contributed to the pension trust fund is 2011 and such contribution could be significant; however, projections of the amount vary significantly depending on interpretations of and decisions related to federal legislation passed during 2008 as well as other key variables including future trust fund performance and cannot be determined at this time. Southern Company does not expect any changes to funding obligations to the nuclear decommissioning trusts prior to 2011.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash provided from operating activities totaled $401 million for the first quarter 2009, a decrease of $136 million from the same period in 2008. Significant changes in operating cash flow for the first quarter 2009 as compared to the prior period include increases in the use of funds for federal tax and property tax payments of $199 million and fuel purchases of $108 million. These uses of funds were partially offset by increased cash inflows as a result of higher fuel rates included in customer billings. Net cash used for investing activities totaled $1.12 billion for the first quarter 2009, an increase of $127 million over the prior period, primarily due to property additions to utility plant. For the first quarter 2009, net cash provided from financing activities totaled $976 million compared to $506 million for the first quarter 2008. The $470 million increase is primarily due to higher levels of short-term borrowings and the issuance of new long-term debt.
Significant balance sheet changes for the first quarter 2009 include an increase of $256 million in cash and cash equivalents primarily due to an increase in temporary cash investments and an increase of $889 million in total property, plant, and equipment for the installation of equipment to comply with environmental standards, construction of generation, transmission and distribution facilities, and purchases of nuclear fuel. Other significant changes include an increase in long-term debt, excluding amounts due within one year, of $990 million used primarily for construction expenditures and general corporate purposes.
The market price of Southern Company’s common stock at March 31, 2009 was $30.62 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $16.94 per share, representing a market-to-book ratio of 181%, compared to $37.00, $17.08, and 217%, respectively, at the end of 2008. The dividend for the first quarter 2009 was $0.42 per share compared to $0.4025 per share in the first quarter 2008. In April 2009, the quarterly dividend payable in June 2009 was increased to $0.4375 per share.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Approximately $686 million will be required through March 31, 2010 for maturities of long-term debt. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; changes in nuclear plants to meet new regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2009, as well as in subsequent years, will be contingent on Southern Company’s investment opportunities. The traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs (which are backed by bank credit facilities) to meet liquidity needs. At March 31, 2009, Southern Company and its subsidiaries had approximately $672 million of cash and cash equivalents and approximately $4.2 billion of unused credit arrangements with banks, of which $775 million expire in 2009, $160 million expire in 2010, $25 million expire in 2011, and $3.2 billion expire in 2012. Approximately $94 million of the credit facilities expiring in 2009 and 2010 allow for the execution of term loans for an additional two-year period, and $504 million contain provisions allowing one-year term loans. At March 31, 2009, approximately $1.3 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the traditional operating companies. At March 31, 2009, the Southern Company system had outstanding commercial paper of $915.6 million and short-term bank notes of $150 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $403 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.9 billion. In addition, certain nuclear fuel agreements could require collateral of up to $251 million in the event of a rating change to below investment grade for Southern Company. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Company’s ability to access capital markets, particularly the short-term debt market.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Southern Company’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, the traditional operating companies continue to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, during 2009, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the registrants may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market. As such, the traditional operating companies have no material change in market risk exposure when compared with the December 31, 2008 reporting period.
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(285)
Contracts realized or settled	60
Current period changes(a)	(198)

Contracts outstanding at the end of the period, assets (liabilities), net	$(423)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $138 million, substantially all of which is due to natural gas positions. This change is attributable to both the volume and prices of natural gas. At March 31, 2009, Southern Company had a net hedge volume of 172.6 Bcf (includes location basis of 2 Bcf) with a weighted average contract cost approximately $2.53 per mmBtu above market prices, compared to 148.8 Bcf at December 31, 2008 with a weighted average contract cost approximately $1.97 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009
(in millions)
Regulatory hedges	$(427)
Cash flow hedges	1
Not designated	3

Total fair value	$(423)

Energy-related derivative contracts which are designated as regulatory hedges relate to the traditional operating companies’ fuel hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Gains and losses on energy-related derivatives designated as cash flow hedges are mainly used by Southern Power to hedge anticipated purchases and sales and are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax losses recognized in the statements of income for the three months ended March 31, 2009 for energy-related derivative contracts that are not hedges were $1 million. For the three months ended March 31, 2008, the total net unrealized losses recognized in the statements of income were $14 million. See Note (F) to the Condensed Financial Statements herein for further details of these losses.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(423)	(319)	(99)	(5)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(423)	$(319)	$(99)	$(5)

Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
In the first three months of 2009, Southern Company’s subsidiaries issued $1.1 billion of senior notes, and Southern Company issued $151 million of common stock through the Southern Investment Plan and employee and director stock plans. The proceeds were primarily used to fund ongoing construction projects and to repay short-term and long-term indebtedness. Alabama Power issued $500 million of Series 2009A 6.00% Senior Notes due March 1, 2039. Alabama Power used the proceeds to repay short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program. Georgia Power issued $500 million of Series 2009A 5.95% Senior Notes due February 1, 2039. Georgia Power used the proceeds to repay $150 million aggregate principal amount of its Series U Floating Rate Senior Notes at maturity, to repay a portion of short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program. Georgia Power settled $100 million of hedges related to the Series 2009A issuance at a loss of approximately $16 million, and this loss will be amortized to interest expense, in earnings, together with a previously settled loss of approximately $2 million, over 10 years. Mississippi Power issued $125 million of Series 2009A 5.55% Senior Notes due March 1, 2019. Mississippi Power used the proceeds to repay at maturity Mississippi Power’s $40 million aggregate principal amount of Series F Floating Rate Senior Notes due March 9, 2009, to repay a portion of short-term indebtedness, and for general corporate purposes, including Mississippi Power’s continuous construction program. Gulf Power also incurred obligations related to the issuance of pollution control revenue bonds totaling approximately $130 million. Gulf Power is using the proceeds for acquisition, construction, installation, and equipping of certain solid waste disposal facilities located at Plant Crist. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details regarding financing activities during the first three months of 2009.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Southern Company conducted an evaluation under the supervision and with the participation of Southern Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2009 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting.
Item 4T. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective.
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter 2009 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Retail revenues	$1,058,137	$1,034,254
Wholesale revenues —
Non-affiliates	158,695	170,040
Affiliates	84,352	83,692
Other revenues	38,582	48,693

Total operating revenues	1,339,766	1,336,679

Operating Expenses:
Fuel	483,233	453,149
Purchased power —
Non-affiliates	15,544	11,219
Affiliates	41,560	88,707
Other operations and maintenance	276,859	309,550
Depreciation and amortization	143,416	124,637
Taxes other than income taxes	80,281	75,771

Total operating expenses	1,040,893	1,063,033

Operating Income	298,873	273,646
Other Income and (Expense):
Allowance for equity funds used during construction	16,725	11,304
Interest income	4,122	4,642
Interest expense, net of amounts capitalized	(72,207)	(68,976)
Other income (expense), net	(6,372)	(7,222)

Total other income and (expense)	(57,732)	(60,252)

Earnings Before Income Taxes	241,141	213,394
Income taxes	85,009	73,428

Net Income	156,132	139,966
Dividends on Preferred and Preference Stock	9,866	9,866

Net Income After Dividends on Preferred and Preference Stock	$146,266	$130,100

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$146,266	$130,100
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(886) and $(2,211), respectively	(1,457)	(3,637)
Reclassification adjustment for amounts included in net income, net of tax of $1,061 and $185, respectively	1,745	305

Total other comprehensive income (loss)	288	(3,332)

COMPREHENSIVE INCOME	$146,554	$126,768

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net income	$156,132	$139,966
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	164,488	146,208
Deferred income taxes and investment tax credits, net	(25,795)	4,513
Allowance for equity funds used during construction	(16,725)	(11,304)
Pension, postretirement, and other employee benefits	(4,933)	(3,995)
Stock option expense	2,851	2,178
Tax benefit of stock options	24	347
Other, net	8,834	9,223
Changes in certain current assets and liabilities —
Receivables	173,032	62,227
Fossil fuel stock	(11,654)	(34,750)
Materials and supplies	(6,775)	(7,751)
Other current assets	(73,518)	(63,757)
Accounts payable	(136,678)	(124,727)
Accrued taxes	123,746	79,338
Accrued compensation	(64,030)	(64,851)
Other current liabilities	7,928	9,357

Net cash provided from operating activities	296,927	142,222

Investing Activities:
Property additions	(337,984)	(349,683)
Investment in restricted cash from pollution control revenue bonds	(160)	(145)
Distribution of restricted cash from pollution control revenue bonds	13,774	19,622
Nuclear decommissioning trust fund purchases	(60,600)	(46,941)
Nuclear decommissioning trust fund sales	60,600	46,941
Cost of removal, net of salvage	(5,109)	(8,863)
Other	3,025	13,453

Net cash used for investing activities	(326,454)	(325,616)

Financing Activities:
Decrease in notes payable, net	(24,995)	—
Proceeds —
Common stock issued to parent	—	150,000
Capital contributions	6,682	6,016
Gross excess tax benefit of stock options	47	607
Senior notes	500,000	300,000
Redemptions —
Preferred stock	—	(125,000)
Payment of preferred and preference stock dividends	(9,868)	(11,275)
Payment of common stock dividends	(130,700)	(122,825)
Other	(5,869)	(1,684)

Net cash provided from financing activities	335,297	195,839

Net Change in Cash and Cash Equivalents	305,770	12,445
Cash and Cash Equivalents at Beginning of Period	28,181	73,616

Cash and Cash Equivalents at End of Period	$333,951	$86,061

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6,992 and $5,130 capitalized for 2009 and 2008, respectively)	$54,875	$63,324
Income taxes (net of refunds)	$(640)	$1,550
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$333,951	$28,181
Restricted cash and cash equivalents	66,466	80,079
Receivables —
Customer accounts receivable	343,870	350,410
Unbilled revenues	89,450	98,921
Under recovered regulatory clause revenues	204,804	153,899
Other accounts and notes receivable	29,649	44,645
Affiliated companies	60,765	70,612
Accumulated provision for uncollectible accounts	(9,161)	(8,882)
Fossil fuel stock, at average cost	330,134	322,089
Materials and supplies, at average cost	312,416	305,880
Vacation pay	52,701	52,577
Prepaid expenses	130,271	88,219
Other regulatory assets	105,654	74,825
Other	12,772	12,915

Total current assets	2,063,742	1,674,370

Property, Plant, and Equipment:
In service	17,789,435	17,635,129
Less accumulated provision for depreciation	6,346,622	6,259,720

	11,442,813	11,375,409
Nuclear fuel, at amortized cost	255,818	231,862
Construction work in progress	1,243,412	1,092,516

Total property, plant, and equipment	12,942,043	12,699,787

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	51,745	50,912
Nuclear decommissioning trusts, at fair value	376,606	403,966
Other	63,496	62,782

Total other property and investments	491,847	517,660

Deferred Charges and Other Assets:
Deferred charges related to income taxes	369,991	362,596
Prepaid pension costs	176,613	166,334
Deferred under recovered regulatory clause revenues	—	180,874
Other regulatory assets	761,831	732,367
Other	206,178	202,018

Total deferred charges and other assets	1,514,613	1,644,189

Total Assets	$17,012,245	$16,536,006

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2009	2008
	(in thousands)
Current Liabilities:
Securities due within one year	$250,040	$250,079
Notes payable	—	24,995
Accounts payable —
Affiliated	140,190	178,708
Other	272,427	358,176
Customer deposits	81,730	77,205
Accrued taxes —
Income taxes	143,306	18,299
Other	49,447	30,372
Accrued interest	67,393	56,375
Accrued vacation pay	44,217	44,217
Accrued compensation	26,973	91,856
Liabilities from risk management activities	116,330	83,873
Other	43,075	53,777

Total current liabilities	1,235,128	1,267,932

Long-term Debt	6,103,870	5,604,791

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,192,025	2,243,117
Deferred credits related to income taxes	90,806	90,083
Accumulated deferred investment tax credits	170,653	172,638
Employee benefit obligations	399,844	396,923
Asset retirement obligations	468,632	461,284
Other cost of removal obligations	655,389	634,792
Other regulatory liabilities	79,371	79,151
Other	51,638	45,858

Total deferred credits and other liabilities	4,108,358	4,123,846

Total Liabilities	11,447,356	10,996,569

Preferred and Preference Stock	685,127	685,127

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 25,475,000 shares	1,019,000	1,019,000
Paid-in capital	2,101,062	2,091,462
Retained earnings	1,769,361	1,753,797
Accumulated other comprehensive loss	(9,661)	(9,949)

Total common stockholder’s equity	4,879,762	4,854,310

Total Liabilities and Stockholder’s Equity	$17,012,245	$16,536,006

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales in the midst of the current economic downturn, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel prices, capital expenditures, and restoration following major storms. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Alabama Power for the foreseeable future.
Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preferred and preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$16.2	12.4

Alabama Power’s financial performance remained stable in the first quarter 2009 despite the continued challenges of a recessionary economy. Alabama Power’s net income after dividends on preferred and preference stock for the first quarter 2009 was $146.3 million compared to $130.1 million for the same period in 2008. The increase was primarily due to the corrective rate package providing for adjustments associated with customer charges to certain existing rate structures effective in January 2009, and a decrease in other operations and maintenance expenses related to steam power associated with fewer scheduled outages. The increase was partially offset by a decline in sales growth and increases in income taxes and depreciation and amortization resulting from additional plant in service.
Retail Revenues

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$23.9	2.3

In the first quarter 2009, retail revenues were $1.06 billion compared to $1.03 billion for the same period in 2008.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2009

	(in millions)	(% change)
Retail – prior year	$1,034.3
Estimated change in —
Rates and pricing	49.6	4.8
Sales growth (decline)	(32.4)	(3.1)
Weather	(0.7)	(0.1)
Fuel and other cost recovery	7.3	0.7

Retail – current year	$1,058.1	2.3%

Revenues associated with changes in rates and pricing increased in the first quarter 2009 when compared to the same period in 2008 primarily due to the corrective rate package increase effective January 2009, which mainly provided for adjustments associated with customer charges to certain existing rate structures. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth declined due to a recessionary economy in the first quarter 2009 when compared to the same period in 2008. Weather-adjusted residential KWH energy sales decreased 2.6% driven by a decline in customer demand related to customer energy efficiency efforts in addition to a recessionary economy. Industrial KWH energy sales decreased 21.6% due to a broad decline in demand across all industrial segments. Weather-adjusted commercial KWH energy sales decreased 2.5% due to a decline in customer demand.
Revenues resulting from changes in weather were relatively flat in the first quarter 2009 when compared to the same period in 2008.
Fuel and other cost recovery revenues increased in the first quarter 2009 when compared to the same period in 2008 due to increases in fuel costs. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(11.3)	(6.7)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2009, wholesale revenues from non-affiliates were $158.7 million compared to $170.0 million for the same period in 2008. This decrease was primarily due to a 7.8% reduction in price.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(10.1)	(20.8)

In the first quarter 2009, other revenues were $38.6 million compared to $48.7 million for the same period in 2008. This decrease was primarily due to a decrease of $9.5 million in revenues from gas-fueled co-generation steam facilities resulting from lower gas prices.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	First Quarter 2009 vs. First Quarter 2008
	(change in millions)	(% change)
Fuel	$30.1	6.6
Purchased power – non-affiliates	4.3	38.6
Purchased power – affiliates	(47.1)	(53.1)

Total fuel and purchased power expenses	$(12.7)

In the first quarter 2009, total fuel and purchased power expenses were $540.4 million compared to $553.1 million for the same period in 2008. This decrease was primarily due to a $68.8 million decrease in total KWHs generated and purchased, partially offset by a $56.1 million increase in the cost of energy resulting from an increase in the average cost of coal.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2009	2008	Change
	(cents per net KWH)
Fuel	2.92	2.60	12.3
Purchased power	6.14	5.67	8.3

In the first quarter 2009, fuel expense was $483.3 million compared to $453.2 million for the same period in 2008. The increase was due to a 12.3% increase in the average cost of fuel per KWH generated, primarily due to the price of fuels. The average cost of coal per KWH generated increased 33.3% primarily as a result of increases in commodity and transportation costs. The average cost of natural gas per KWH generated decreased 25.1% primarily as a result of decreases in commodity prices.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Affiliates
In the first quarter 2009, purchased power expense from non-affiliates was $15.5 million compared to $11.2 million for the same period in 2008. This increase was primarily related to a 37.8% volume increase in KWHs purchased from available lower-priced market energy alternatives.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2009, purchased power expense from affiliates was $41.6 million compared to $88.7 million for the same period in 2008. This decrease was primarily related to a 57.5% decrease in the amount of energy purchased because of the availability of lower-priced market energy alternatives, partially offset by a 10.4% increase in price.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(32.7)	(10.6)

In the first quarter 2009, other operations and maintenance expenses were $276.8 million compared to $309.5 million for the same period in 2008. This decrease was primarily a result of a $35.9 million decrease in steam power expense associated with fewer scheduled outages, primarily offset by a $5.0 million increase in nuclear production expense related to operations and scheduled outage cost.
Depreciation and Amortization

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$18.8	15.1

For the first quarter 2009, depreciation and amortization was $143.4 million compared to $124.6 million for the same period in 2008. This increase was the result of an increase in plant in service due to additions to property, plant, and equipment primarily related to steam power, environmental mandates, and transmission projects. See MANAGEMENT’S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – “Depreciation and Amortization” of Alabama Power in Item 7 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$5.4	48.0

For the first quarter 2009, allowance for equity funds used during construction (AFUDC) was $16.7 million compared to $11.3 million for the same period in 2008. This increase was primarily due to increases in the amount of construction work in progress at generating facilities related to environmental mandates.
Income Taxes

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$11.6	15.8

For the first quarter 2009, income taxes were $85.0 million compared to $73.4 million for the same period in 2008. This increase was primarily due to higher pre-tax income and a decrease in the tax benefit from the production activities deduction, partially offset by the increase in non-taxable AFUDC and a decrease in expense related to tax contingencies.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Alabama Power’s service area. Recent recessionary conditions have negatively impacted sales growth and are expected to continue to have a negative impact on energy sales, particularly to industrial customers. The timing and extent of the economic recovery will impact future earnings.
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA’s regulation of cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Second Circuit’s decision with respect to the rule’s use of cost-benefit analysis and held that the EPA could consider costs in arriving at its standards and in providing variances from those standards for existing power plant cooling water intake structures. Other aspects of the court’s decision were not appealed and remain unaffected by the U.S. Supreme Court’s ruling. While the U.S. Supreme Court’s decision may ultimately result in greater flexibility for demonstrating compliance with the standards, the full scope of the regulations will depend on subsequent legal proceedings, further rulemaking by the EPA, the results of studies and analyses performed as part of the rules’ implementation, and the actual requirements established by state regulatory agencies and, therefore, cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Alabama Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Alabama Power’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of March 31, 2009 totaled $189.0 million as compared to $305.8 million at December 31, 2008. These under recovered fuel costs at March 31, 2009 are included in under recovered regulatory clause revenues on Alabama Power’s Condensed Balance Sheets herein. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of the recovery of the under recovered fuel costs.
Rate ECR revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At March 31, 2009, Alabama Power had accumulated a balance of $37.1 million in the target reserve for future storms, which is included in the Condensed Balance Sheets herein under “Other Regulatory Liabilities.”
Steam Service
On February 5, 2009, the Alabama PSC granted a Certificate of Abandonment of Steam Service in the downtown area of the City of Birmingham. The order allows Alabama Power to discontinue steam service by the earlier of three years from May 14, 2008 or when it has no remaining steam service customers. Currently, Alabama Power has contractual obligations to provide steam service until 2013. Impacts related to the abandonment of steam service are recognized in operating income and are not material to the earnings of Alabama Power.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives, which could have a significant impact on the future cash flow and net income of Alabama Power. Alabama Power estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be between approximately $75 million and $90 million. Alabama

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Alabama Power has maintained adequate access to capital without drawing on any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Alabama Power has continued to issue commercial paper at reasonable rates. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. Market rates for committed credit have increased, and Alabama Power has been and expects to continue to be subject to higher costs as its existing

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
facilities are replaced or renewed. Total committed credit fees average less than 1/4 of 1% per year for Alabama Power. Alabama Power’s interest cost for short-term debt has decreased as market short-term interest rates have declined from 2008 levels. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. Alabama Power experienced no material counterparty credit losses as a result of the turmoil in the financial markets. See “Sources of Capital” and “Financing Activities” herein for additional information.
Alabama Power’s investments in pension and nuclear decommissioning trust funds have continued to decline in value during the first quarter 2009. Alabama Power expects that the earliest that cash may have to be contributed to the pension trust fund is 2011 and such contribution could be significant; however, projections of the amount vary significantly depending on interpretations of and decisions related to federal legislation passed during 2008 as well as other key variables including future trust fund performance and cannot be determined at this time. Alabama Power does not expect any changes to the funding obligations to the nuclear decommissioning trust at this time.
Net cash provided from operating activities totaled $296.9 million for the first three months of 2009, compared to $142.2 million for the corresponding period in 2008. Significant changes in operating cash flow for the first three months of 2009 include a lower receivables balance from increased collections and lower cash outflows for fossil fuel inventory as compared to the first three months of 2008. Net cash used for investing activities totaled $326.5 million primarily due to gross property additions to utility plant of $338.0 million in the first three months of 2009. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam generation equipment, purchases of nuclear fuel, and construction related to environmental mandates. Net cash provided from financing activities totaled $335.3 million for the first three months of 2009, compared to $195.8 million for the corresponding period in 2008. The $139.5 million increase is primarily due to greater issuances of securities and no redemption of securities in the first three months of 2009 as compared to the first three months of 2008. Fluctuations in cash flow from financing activities vary from year-to-year based on capital needs and securities redeemed.
Significant balance sheet changes for the first quarter 2009 include an increase of $305.8 million in cash and cash equivalents primarily due to an increase in temporary cash investments, an increase of $154.3 million in gross plant primarily due to increases in transmission and distribution projects and other production expenses. Long-term debt increased $499.1 million.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $250.0 million will be required through March 31, 2010 for maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental statutes and regulations; changes in nuclear plants to meet new regulatory requirements; changes in FERC rules and regulations; Alabama PSC approvals; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Alabama Power has primarily utilized funds from operating cash flows, unsecured debt, common stock, preferred stock, and preference stock. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2009 cash and cash equivalents of approximately $334 million, unused committed lines of credit of approximately $1.3 billion (including $582 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds), and commercial paper programs. Of the unused credit facilities, $466 million will expire in 2009, $25 million will expire in 2011, and $765 million will expire in 2012. Of the facilities that expire in 2009, $379 million allow for one-year term loans. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. At March 31, 2009, Alabama Power had no commercial paper outstanding and no outstanding borrowings under its committed lines of credit. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are primarily for fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $4 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $203 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. In addition, certain nuclear fuel agreements could require collateral of up to $64 million in the event of a rating change to below investment grade for Southern Company. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Alabama Power’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As such, Alabama Power has no material change in market risk exposure when compared with the December 31, 2008 reporting period.
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value

(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(91.9)
Contracts realized or settled	23.2
Current period changes(a)	(61.5)

Contracts outstanding at the end of the period, assets (liabilities), net	$(130.2)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $38 million, substantially all of which is due to natural gas positions. This change is attributable to both the volume and prices of natural gas. At March 31, 2009, Alabama Power had a net hedge volume of 49.3 Bcf with a weighted average contract cost approximately $2.70 per mmBtu above market prices, compared to 44.5 Bcf at December 31, 2008 with a weighted average contract cost approximately $2.12 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clause.
At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009

(in millions)
Regulatory hedges	$(130.2)
Cash flow hedges	—
Not designated	—
-
Total fair value	$(130.2)

Energy-related derivative contracts which are designated as regulatory hedges relate to Alabama Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2009 and 2008 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(130.2)	(105.4)	(24.8)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(130.2)	$(105.4)	$(24.8)	$—

Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In March 2009, Alabama Power issued $500 million of Series 2009A 6.00% Senior Notes due March 1, 2039. The proceeds were used to repay short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Retail revenues	$1,592,395	$1,575,007
Wholesale revenues —
Non-affiliates	95,986	152,692
Affiliates	15,210	73,910
Other revenues	62,250	63,238

Total operating revenues	1,765,841	1,864,847

Operating Expenses:
Fuel	600,490	637,923
Purchased power —
Non-affiliates	61,953	58,031
Affiliates	197,223	252,935
Other operations and maintenance	390,493	368,815
Depreciation and amortization	167,111	150,608
Taxes other than income taxes	76,248	71,286

Total operating expenses	1,493,518	1,539,598

Operating Income	272,323	325,249
Other Income and (Expense):
Allowance for equity funds used during construction	20,754	27,757
Interest income	1,230	787
Interest expense, net of amounts capitalized	(98,390)	(86,338)
Other income (expense), net	(6,720)	(3,293)

Total other income and (expense)	(83,126)	(61,087)

Earnings Before Income Taxes	189,197	264,162
Income taxes	62,628	83,801

Net Income	126,569	180,361
Dividends on Preferred and Preference Stock	4,345	4,345

Net Income After Dividends on Preferred and Preference Stock	$122,224	$176,016

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$122,224	$176,016
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,180 and $(6,043), respectively	1,870	(9,580)
Reclassification adjustment for amounts included in net income, net of tax of $1,743 and $206, respectively	2,763	327

Total other comprehensive income (loss)	4,633	(9,253)

COMPREHENSIVE INCOME	$126,857	$166,763

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net income	$126,569	$180,361
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	199,773	178,735
Deferred income taxes and investment tax credits	(7,130)	(5,709)
Deferred revenues	(7,685)	35,046
Deferred expenses	26,387	27,996
Allowance for equity funds used during construction	(20,754)	(27,757)
Pension, postretirement, and other employee benefits	(386)	9,863
Hedge settlements	(16,167)	(15,816)
Other, net	26,708	(25,593)
Changes in certain current assets and liabilities —
Receivables	13,563	77,074
Fossil fuel stock	(112,255)	1,293
Prepaid income taxes	(5,139)	22,380
Other current assets	4,562	(4,042)
Accounts payable	174,347	(44,570)
Accrued taxes	(135,100)	(79,097)
Accrued compensation	(96,144)	(72,174)
Other current liabilities	61,917	22,630

Net cash provided from operating activities	233,066	280,620

Investing Activities:
Property additions	(640,486)	(517,606)
Distribution of restricted cash from pollution control revenue bonds	9,305	16,094
Nuclear decommissioning trust fund purchases	(318,732)	(113,811)
Nuclear decommissioning trust fund sales	320,681	106,931
Cost of removal, net of salvage	(16,368)	(11,346)
Change in construction payables, net of joint owner portion	55,767	8,608
Other	14,125	(11,239)

Net cash used for investing activities	(575,708)	(522,369)

Financing Activities:
Decrease in notes payable, net	(76,509)	(359,113)
Proceeds —
Capital contributions from parent company	280,016	241,800
Senior notes	500,000	250,000
Other long-term debt	750	300,000
Redemptions —
Senior notes	(150,361)	(417)
Payment of preferred and preference stock dividends	(4,413)	(3,947)
Payment of common stock dividends	(184,725)	(180,300)
Other	(7,554)	(3,313)

Net cash provided from financing activities	357,204	244,710

Net Change in Cash and Cash Equivalents	14,562	2,961
Cash and Cash Equivalents at Beginning of Period	132,739	15,392

Cash and Cash Equivalents at End of Period	$147,301	$18,353

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9,143 and $11,837 capitalized for 2009 and 2008, respectively)	$60,905	$70,452
Income taxes (net of refunds)	$13,330	$450
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$147,301	$132,739
Restricted cash and cash equivalents	15,879	22,381
Receivables —
Customer accounts receivable	505,440	554,219
Unbilled revenues	131,520	147,978
Under recovered regulatory clause revenues	351,964	338,780
Other accounts and notes receivable	228,555	97,899
Affiliated companies	20,874	13,091
Accumulated provision for uncollectible accounts	(11,291)	(10,732)
Fossil fuel stock, at average cost	597,012	484,757
Materials and supplies, at average cost	361,226	356,537
Vacation pay	65,390	71,217
Prepaid income taxes	71,126	65,987
Other regulatory assets	164,748	118,961
Other	45,489	63,464

Total current assets	2,695,233	2,457,278

Property, Plant, and Equipment:
In service	24,266,916	23,975,262
Less accumulated provision for depreciation	9,204,865	9,101,474

	15,062,051	14,873,788
Nuclear fuel, at amortized cost	292,163	278,412
Construction work in progress	1,773,995	1,434,989

Total property, plant, and equipment	17,128,209	16,587,189

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	57,796	57,163
Nuclear decommissioning trusts, at fair value	432,575	460,430
Other	37,970	40,945

Total other property and investments	528,341	558,538

Deferred Charges and Other Assets:
Deferred charges related to income taxes	578,218	572,528
Deferred under recovered regulatory clause revenues	366,045	425,609
Other regulatory assets	1,435,775	1,449,352
Other	205,278	265,174

Total deferred charges and other assets	2,585,316	2,712,663

Total Assets	$22,937,099	$22,315,668

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2009	2008
	(in thousands)
Current Liabilities:
Securities due within one year	$380,323	$280,443
Notes payable	280,586	357,095
Accounts payable —
Affiliated	195,395	260,545
Other	748,629	422,485
Customer deposits	191,356	186,919
Accrued taxes —
Income taxes	102,591	70,916
Unrecognized tax benefits	141,095	128,712
Other	91,672	278,172
Accrued interest	107,411	79,432
Accrued vacation pay	51,563	57,643
Accrued compensation	43,734	135,191
Liabilities from risk management activities	143,271	113,432
Other	186,851	136,176

Total current liabilities	2,664,477	2,507,161

Long-term Debt	7,254,092	7,006,275

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,076,923	3,064,580
Deferred credits related to income taxes	136,630	140,933
Accumulated deferred investment tax credits	252,788	256,218
Employee benefit obligations	882,380	882,965
Asset retirement obligations	696,930	688,019
Other cost of removal obligations	385,140	396,947
Other regulatory liabilities	97,502	115,865
Other	119,370	111,505

Total deferred credits and other liabilities	5,647,663	5,657,032

Total Liabilities	15,566,232	15,170,468

Preferred and Preference Stock	265,957	265,957

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,939,265	3,655,731
Retained earnings	2,795,289	2,857,789
Accumulated other comprehensive loss	(28,117)	(32,750)

Total common stockholder’s equity	7,104,910	6,879,243

Total Liabilities and Stockholder’s Equity	$22,937,099	$22,315,668

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales in the midst of the current economic downturn, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, and fuel prices. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Georgia Power for the foreseeable future. Georgia Power is required to file a general rate case by July 1, 2010, which will determine whether the 2007 Retail Rate Plan should be continued, modified, or discontinued. Georgia Power also expects to file a fuel cost recovery case in the third quarter 2009.
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preferred and preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(53.8)	(30.6)

Georgia Power’s net income after dividends on preferred and preference stock for the first quarter 2009 was $122.2 million compared to $176.0 million for the corresponding period in 2008. The decrease was primarily due to lower industrial base revenues resulting from the recessionary economy and a charge in the first quarter 2009 in connection with a voluntary attrition plan under which 579 employees elected to resign from their positions effective March 31, 2009.
Retail Revenues

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$17.4	1.1

In the first quarter 2009, retail revenues were $1.59 billion compared to $1.57 billion for the corresponding period in 2008.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2009
	(in millions)	(% change)
Retail – prior year	$1,575.0
Estimated change in —
Rates and pricing	19.7	1.3
Sales growth (decline)	(18.1)	(1.2)
Weather	(0.6)	—
Fuel cost recovery	16.4	1.0

Retail – current year	$1,592.4	1.1%

Revenues associated with changes in rates and pricing increased in the first quarter 2009 when compared to the corresponding period in 2008 due to increased environmental compliance cost recovery revenues of $49.4 million in accordance with the 2007 Retail Rate Plan, partially offset by decreased revenues from market-response rates to large commercial and industrial customers.
Revenues attributable to changes in sales growth declined in the first quarter 2009 when compared to the corresponding period for 2008. This decrease was primarily due to the recessionary economy, partially offset by a 0.4% increase in retail customers. Weather-adjusted residential KWH sales increased 1.3%, weather-adjusted commercial KWH sales decreased 0.6%, and weather-adjusted industrial KWH sales decreased 13.9% for the first quarter 2009 when compared to the corresponding period in 2008. Weather-adjusted industrial KWH sales decreased due to a broad decline in demand across all industrial segments.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased by $16.4 million in the first quarter 2009 when compared to the corresponding period in 2008 due to a higher proportion of retail fuel revenues compared to wholesale fuel revenues during the period, partially offset by decreased fuel and purchased power expenses. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(56.7)	(37.1)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and the availability of Southern Company system generation. In the first quarter 2009, wholesale revenues from non-affiliates were $96.0 million compared to $152.7 million in the same period in 2008. This decrease was due to a 53.1% decrease in KWH sales due to lower demand.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(58.7)	(79.4)

Wholesale revenues from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. In the first quarter 2009, wholesale revenues from affiliates were $15.2 million compared to $73.9 million in the same period in 2008. This decrease was due to an 83.6% decrease in KWH sales due to lower demand primarily caused by the recessionary economy.
Fuel and Purchased Power Expenses

	First Quarter 2009 vs. First Quarter 2008
	(change in millions)	(% change)
Fuel	$(37.4)	(5.9)
Purchased power – non-affiliates	3.9	6.8
Purchased power – affiliates	(55.7)	(22.0)

Total fuel and purchased power expenses	$(89.2)

In the first quarter 2009, total fuel and purchased power expenses were $859.7 million compared to $948.9 million in the same period in 2008. This decrease was due to a $104.8 million decrease related to fewer KWHs generated and purchased, partially offset by a $15.6 million net increase in the average cost of fuel and purchased power.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2009	2008	Change
	(cents per net KWH)
Fuel	3.23	2.84	13.7
Purchased power	6.40	7.32	(12.6)

In the first quarter 2009, fuel expense was $600.5 million compared to $637.9 million in the same period in 2008. This decrease was due to an 18.2% decrease in volume of KWHs generated primarily as a result of the lower KWH demand and lower natural gas prices, partially offset by a 28.8% increase in the average cost of coal per KWH generated.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-Affiliates
In the first quarter 2009, purchased power expense from non-affiliates was $62.0 million compared to $58.0 million in the same period in 2008. This increase was due to a 45.9% volume increase in KWHs purchased from available lower-priced market energy alternatives partially offset by a 26.9% decrease in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2009, purchased power expense from affiliates was $197.2 million compared to $252.9 million in the same period in 2008. This decrease was due to a 9.5% decrease in the average cost per KWH purchased and a 7.6% volume decrease in KWHs purchased because of the availability of lower-priced market energy alternatives within the Power Pool.
Energy purchases from affiliated companies will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$21.7	5.9

In the first quarter 2009, other operations and maintenance expenses were $390.5 million compared to $368.8 million in the same period in 2008. This increase was primarily due to a $29.4 million charge in the first quarter 2009 in connection with a voluntary attrition plan under which 579 employees elected to resign their positions effective March 31, 2009. The first quarter 2009 charge will be largely offset by lower salary costs for the remainder of the year and is not expected to have a material impact on Georgia Power’s financial statements for the year ending December 31, 2009. This increase was partially offset by an $8.5 million decrease in fossil and distribution maintenance as a result of the timing of maintenance activities.
Depreciation and Amortization

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$16.5	11.0

In the first quarter 2009, depreciation and amortization was $167.1 million compared to $150.6 million in the same period in 2008. This increase was due primarily to additional plant in service related to completed transmission, distribution, and environmental projects.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(7.0)	(25.2)

In the first quarter 2009, allowance for equity funds used during construction was $20.8 million compared to $27.8 million in the same period in 2008. This decrease was primarily due to a decrease in the average construction work in progress balances in the first quarter 2009 compared to the same period in 2008 as a result of projects completed during 2008.
Taxes Other Than Income Taxes

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$4.9	7.0

In the first quarter 2009, taxes other than income taxes were $76.2 million compared to $71.3 million in the same period in 2008. This increase is primarily due to increased ad valorem taxes.
Income Taxes

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(21.2)	(25.3)

In the first quarter 2009, income taxes were $62.6 million compared to $83.8 million in the same period in 2008. This decrease was primarily due to lower pre-tax net income.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power’s service area. Recent recessionary conditions have negatively impacted sales growth and are expected to continue to have a negative impact on energy sales, particularly to industrial customers. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA’s regulation of cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Second Circuit’s decision with respect to the rule’s use of cost-benefit analysis and held that the EPA could consider costs in arriving at its standards and in providing variances from those standards for existing power plant cooling water intake structures. Other aspects of the court’s decision were not appealed and remain unaffected by the U.S. Supreme Court’s ruling. While the U.S. Supreme Court’s decision may ultimately result in greater flexibility for demonstrating compliance with the standards, the full scope of the regulations will depend on subsequent legal proceedings, further rulemaking by the EPA, the results of studies and analyses performed as part of the rules’ implementation, and the actual requirements established by state regulatory agencies and, therefore, cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Georgia Power’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. In May 2008, the Georgia PSC approved an additional increase of approximately $222 million effective June 2008. On March 10, 2009, the Georgia PSC granted Georgia Power’s request to delay its fuel case filing until September 4, 2009. The extension was requested as a result of difficulty in establishing a forward-looking fuel rate due to volatile coal and gas prices, uncertain sales forecasts, and a continuing decline in the State of Georgia’s economy. New fuel rates are expected to become effective January 1, 2010. As of March 31, 2009, Georgia Power had a total under recovered fuel cost balance of approximately $718 million compared to $764 million at December 31, 2008.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives, which could have a significant impact on the future cash flow and net income of Georgia Power. Georgia Power estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be between approximately $120 million and $150 million. Georgia Power is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.
Construction
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Nuclear – Construction” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 17, 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 at an in-service cost of $6.4 billion. In addition, the Georgia PSC voted to approve inclusion of the related construction work in progress accounts in rate base and to recover financing costs during the construction period beginning in 2011.
On April 21, 2009, the Governor of the State of Georgia signed into law The Georgia Nuclear Energy Financing Act that will allow Georgia Power to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period. The cost recovery provisions will become effective January 1, 2011.
Other
On March 17, 2009, the Georgia PSC approved Georgia Power’s request to convert Plant Mitchell from coal-fueled to wood biomass-fueled at an in-service cost of approximately $103 million. The conversion is expected to be completed in 2012. The Georgia PSC also approved Georgia Power’s plan to install additional environmental controls at Plants Branch and Yates.
Other Matters
Georgia Power is involved in various other matters being litigated, regulatory matters, and certain tax-related issues that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Georgia Power has maintained adequate access to capital without drawing on any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Georgia Power has continued to issue commercial paper at reasonable rates. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. Market rates for committed credit have increased, and Georgia Power has been and expects to continue to be subject to higher costs as its existing facilities are replaced or renewed. Of the $185 million of facilities expiring in the first quarter 2009, $130 million were replaced or renewed. Subsequent to March 31, 2009, Georgia Power entered into additional credit agreements totaling $425 million. Total committed credit fees at Georgia Power average less than 3/8 of 1% per year. Georgia Power’s interest cost for short-term debt has decreased as market short-term interest rates have declined. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. Georgia Power experienced no material counterparty credit losses as a result of the turmoil in the financial markets. See “Sources of Capital” and “Financing Activities” herein for additional information.
Georgia Power’s investments in pension and nuclear decommissioning trust funds have continued to decline in value during the first quarter 2009. Georgia Power expects that the earliest that cash may have to be contributed to the pension trust fund is 2011 and such contribution could be significant; however, projections of the amount vary significantly depending on interpretations of and decisions related to federal legislation passed during 2008 as well as other key variables including future trust fund performance and cannot be determined at this time. Georgia Power does not expect any changes to funding obligations to the nuclear decommissioning trusts prior to 2011.
Net cash provided from operating activities totaled $233.1 million for the first three months of 2009, compared to $280.6 million for the corresponding period in 2008. The $47.5 million decrease in cash provided from operating activities in the first three months of 2009 is primarily due to a decrease in net income and higher fuel and materials inventory additions. Net cash used for investing activities totaled $575.7 million primarily due to gross property additions to utility plant in the first three months of 2009. Net cash provided from financing activities totaled $357.2 million for the first three months of 2009, compared to $244.7 million for the corresponding period in 2008. The $112.5 million increase is primarily due to higher capital contributions from Southern Company and a smaller decrease in short-term debt compared to the corresponding period in 2008.
Significant balance sheet changes for the first three months of 2009 include an increase of $541.0 million in total property, plant, and equipment and an increase of $247.8 million in long-term debt to replace short-term debt and provide funds for Georgia Power’s continuous construction program.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $380.3 million will be required through March 31, 2010 to fund maturities of long-term debt. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental statutes and regulations; changes in nuclear plants to meet new

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Georgia Power has primarily utilized funds from operating cash flows, short-term debt, security issuances, term-loans, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2009 approximately $147.3 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Of the unused credit arrangements in place at March 31, 2009, $40 million expire in 2009, $130 million expire in 2010, and $1.1 billion expire in 2012. As described above, Georgia Power entered into additional credit agreements totaling $425 million subsequent to March 31, 2009. These facilities all expire in 2010. Of the facilities that expire in 2009 and 2010, $40 million contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration.
Credit arrangements provide liquidity support to Georgia Power’s commercial paper program and purchase obligations related to variable rate pollution control revenue bonds. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2009, Georgia Power had approximately $179.7 million of commercial paper and $100 million of short-term bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $27 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.0 billion. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. In addition, certain nuclear fuel agreements could require collateral of up to $187 million in the event of a rating change to below investment grade for Southern Company. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rating downgrade could impact Georgia Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Georgia Power’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As such, Georgia Power has no material change in market risk exposure when compared with the December 31, 2008 reporting period.
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(113.2)
Contracts realized or settled	19.8
Current period changes(a)	(83.2)

Contracts outstanding at the end of the period, assets (liabilities), net	$(176.6)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $63 million, substantially all of which is due to natural gas positions. This change is attributable to both the volume and prices of natural gas. At March 31, 2009, Georgia Power had a net hedge volume of 71.5 Bcf with a weighted average contract cost approximately $2.53 per mmBtu above market prices, compared to 59.3 Bcf at December 31, 2008 with a weighted average contract cost approximately $1.96 per mmBtu above market prices. The natural gas hedges are recovered through the fuel cost recovery mechanism.
At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009
(in millions)
Regulatory hedges	$(176.6)
Not designated	—

Total fair value	$(176.6)

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy-related derivative contracts which are designated as regulatory hedges relate to Georgia Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2009 and 2008 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(176.6)	(135.8)	(40.8)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(176.6)	$(135.8)	$(40.8)	$—

Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
During the first quarter 2009, Georgia Power issued $500 million of Series 2009A 5.95% Senior Notes due February 1, 2039. The proceeds were used to repay at maturity $150 million aggregate principal amount of Series U Floating Rate Senior Notes due February 7, 2009, to repay a portion of short-term indebtedness, and for general corporate purposes, including Georgia Power’s continuous construction program. Georgia Power settled $100 million of hedges related to the Series 2009A issuance at a loss of approximately $16 million, and this loss will be amortized to interest expense, in earnings, together with a previously settled loss of approximately $2 million, over 10 years.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Retail revenues	$238,391	$227,964
Wholesale revenues —
Non-affiliates	21,966	25,656
Affiliates	5,360	42,940
Other revenues	18,567	14,975

Total operating revenues	284,284	311,535

Operating Expenses:
Fuel	115,553	150,127
Purchased power —
Non-affiliates	4,438	3,126
Affiliates	15,381	8,743
Other operations and maintenance	72,491	66,431
Depreciation and amortization	23,059	21,704
Taxes other than income taxes	22,448	20,696

Total operating expenses	253,370	270,827

Operating Income	30,914	40,708
Other Income and (Expense):
Allowance for equity funds used during construction	4,818	1,483
Interest income	209	709
Interest expense, net of amounts capitalized	(9,832)	(10,996)
Other income (expense), net	(616)	(666)

Total other income and (expense)	(5,421)	(9,470)

Earnings Before Income Taxes	25,493	31,238
Income taxes	7,400	10,157

Net Income	18,093	21,081
Dividends on Preference Stock	1,551	1,551

Net Income After Dividends on Preference Stock	$16,542	$19,530

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Net Income After Dividends on Preference Stock	$16,542	$19,530
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $- and $(1,481), respectively	—	(2,358)
Reclassification adjustment for amounts included in net income, net of tax of $105 and $54, respectively	167	87

Total other comprehensive income (loss)	167	(2,271)

COMPREHENSIVE INCOME	$16,709	$17,259

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net income	$18,093	$21,081
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	24,269	22,981
Deferred income taxes	(4,022)	569
Allowance for equity funds used during construction	(4,818)	(1,483)
Pension, postretirement, and other employee benefits	(391)	1,319
Stock option expense	479	408
Tax benefit of stock options	3	85
Other, net	(5,325)	430
Changes in certain current assets and liabilities —
Receivables	32,887	11,189
Fossil fuel stock	(18,231)	(13,622)
Materials and supplies	(205)	(1,005)
Prepaid income taxes	416	—
Property damage cost recovery	5,428	5,742
Other current assets	916	1,063
Accounts payable	(13,344)	(1,438)
Accrued taxes	6,361	6,094
Accrued compensation	(11,576)	(9,847)
Other current liabilities	5,761	6,230

Net cash provided from operating activities	36,701	49,796

Investing Activities:
Property additions	(109,737)	(76,305)
Investment in restricted cash from pollution control revenue bonds	(49,188)	—
Cost of removal, net of salvage	(2,330)	(3,583)
Contruction payables	2,362	1,014
Other	(1,578)	(54)

Net cash used for investing activities	(160,471)	(78,928)

Financing Activities:
Decrease in notes payable, net	(89,930)	(21,413)
Proceeds —
Common stock issued to parent	135,000	—
Capital contributions from parent company	1,106	72,106
Gross excess tax benefit of stock options	9	194
Pollution control revenue bonds	130,400	—
Payment of preference stock dividends	(1,551)	(1,406)
Payment of common stock dividends	(22,350)	(20,425)
Other	(847)	(271)

Net cash provided from financing activities	151,837	28,785

Net Change in Cash and Cash Equivalents	28,067	(347)
Cash and Cash Equivalents at Beginning of Period	3,443	5,348

Cash and Cash Equivalents at End of Period	$31,510	$5,001

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,920 and $654 capitalized for 2009 and 2008, respectively)	$8,347	$8,241
Income taxes (net of refunds)	$3,281	$1,200
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$31,510	$3,443
Restricted cash and cash equivalents	49,188	—
Receivables —
Customer accounts receivable	67,112	69,531
Unbilled revenues	42,597	48,742
Under recovered regulatory clause revenues	78,850	98,644
Other accounts and notes receivable	10,300	7,201
Affiliated companies	1,015	8,516
Accumulated provision for uncollectible accounts	(1,557)	(2,188)
Fossil fuel stock, at average cost	126,352	108,129
Materials and supplies, at average cost	37,041	36,836
Other regulatory assets	48,058	38,908
Other	24,030	25,655

Total current assets	514,496	443,417

Property, Plant, and Equipment:
In service	2,835,502	2,785,561
Less accumulated provision for depreciation	982,542	971,464

	1,852,960	1,814,097
Construction work in progress	453,749	391,987

Total property, plant, and equipment	2,306,709	2,206,084

Other Property and Investments	15,904	15,918

Deferred Charges and Other Assets:
Deferred charges related to income taxes	27,888	24,220
Other regulatory assets	174,115	170,836
Other	19,945	18,550

Total deferred charges and other assets	221,948	213,606

Total Assets	$3,059,057	$2,879,025

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2009	2008
	(in thousands)
Current Liabilities:
Pollution control revenue bonds	$9,930	$—
Notes payable	58,309	148,239
Accounts payable —
Affiliated	35,822	50,304
Other	94,762	90,381
Customer deposits	29,371	28,017
Accrued taxes —
Income taxes	36,718	39,983
Other	10,504	11,855
Accrued interest	11,113	8,959
Accrued compensation	4,346	15,667
Other regulatory liabilities	12,199	4,602
Liabilities from risk management activities	35,309	26,928
Other	22,603	29,047

Total current liabilities	360,986	453,982

Long-term Debt	969,843	849,265

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	265,516	254,354
Accumulated deferred investment tax credits	10,855	11,255
Employee benefit obligations	96,436	97,389
Other cost of removal obligations	183,002	180,325
Other regulatory liabilities	34,367	28,597
Other	86,981	83,768

Total deferred credits and other liabilities	677,157	655,688

Total Liabilities	2,007,986	1,958,935

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - March 31, 2009: 3,142,717 shares
- December 31, 2008: 1,792,717 shares	253,060	118,060
Paid-in capital	513,143	511,547
Retained earnings	191,635	197,417
Accumulated other comprehensive loss	(4,765)	(4,932)

Total common stockholder’s equity	953,073	822,092

Total Liabilities and Stockholder’s Equity	$3,059,057	$2,879,025

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales in the midst of the current economic downturn, and to effectively manage and secure timely recovery of rising costs. These costs include those related to projected long-term demand growth, increasingly stringent environmental standards, fuel prices, and storm restoration costs. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Gulf Power for the foreseeable future.
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(3.0)	(15.3)

Gulf Power’s net income after dividends on preference stock for the first quarter 2009 was $16.5 million compared to $19.5 million for the corresponding period in 2008. The decrease was primarily due to a decline in sales growth, less favorable weather, and increased other operations and maintenance expenses, partially offset by increased allowance for equity funds used during construction (AFUDC).
Retail Revenues

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$10.4	4.6

In the first quarter 2009, retail revenues were $238.4 million compared to $228.0 million for the corresponding period in 2008.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2009
	(in millions)	(% change)
Retail – prior year	$228.0
Estimated change in —
Rates and pricing	7.4	3.2
Sales growth (decline)	(4.1)	(1.8)
Weather	(1.6)	(0.7)
Fuel and other cost recovery	8.7	3.8

Retail – current year	$238.4	4.5%

Revenues associated with changes in rates and pricing increased in the first quarter 2009 when compared to the same period in 2008 primarily due to increased revenue associated with higher projected environmental compliance costs in 2009. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth declined in the first quarter 2009 when compared to the same period in 2008. Weather-adjusted KWH energy sales to residential and commercial customers decreased 3.0% and 4.1%, respectively, due to decreased customer usage driven by the recession. KWH energy sales to industrial customers decreased 20.1% as a result of recessionary economic conditions and increased customer co-generation due to the lower cost of natural gas.
Revenues attributable to changes in weather decreased in the first quarter 2009 when compared to the corresponding period for 2008 due to less favorable weather.
Fuel and other cost recovery revenues increased in the first quarter 2009 when compared to the corresponding period for 2008 primarily due to higher projected fuel and purchased power costs. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters - Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” and “Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(3.7)	(14.4)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Gulf Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the first quarter 2009, wholesale revenues from non-affiliates were $22.0 million compared to $25.7 million for the corresponding period in 2008. The decrease was primarily a result of lower energy revenues related to a 25.1% decrease in KWH sales.
Wholesale Revenues – Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(37.6)	(87.5)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2009, wholesale revenues from affiliates were $5.3 million compared to $42.9 million for the corresponding period in 2008. The decrease was due to reduced customer demand resulting in an 85.5% decrease in KWH sales and a 13.8% decrease in price resulting from lower Power Pool interchange energy rates.
Other Revenues

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$3.6	24.0

In the first quarter 2009, other revenues were $18.6 million compared to $15.0 million for the corresponding period in 2008. The increase was primarily due to other energy services. The increased revenues from other energy services did not have a material impact on earnings since they were generally offset by associated expenses.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	First Quarter 2009 vs. First Quarter 2008
	(change in millions)	(% change)
Fuel	$(34.5)	(23.0)
Purchased power – non-affiliates	1.3	42.0
Purchased power – affiliates	6.6	75.9

Total fuel and purchased power expenses	$(26.6)

In the first quarter 2009, total fuel and purchased power expenses were $135.4 million compared to $162.0 million for the corresponding period in 2008. The net decrease in fuel and purchased power expenses was due to a $48.1 million decrease related to KWHs generated and a $5.8 million decrease in the average cost of purchased power, partially offset by a $13.7 million increase related to KWHs purchased and a $13.6 million increase in the average cost of fuel.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2009	2008	Change
	(cents per net KWH)
Fuel	4.31	3.80	13.4
Purchased power	5.19	6.70	(22.5)

In the first quarter 2009, fuel expense was $115.6 million compared to $150.1 million in the same period in 2008. The decrease was due to a $48.1 million decrease related to total KWHs generated, offset by a $13.6 million increase in the average cost of fuel. The average cost of coal per KWH generated increased 20.6% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated decreased 25.9% primarily as a result of decreases in commodity prices.
Non-Affiliates
In the first quarter 2009, purchased power expense from non-affiliates was $4.4 million compared to $3.1 million for the same period in 2008. The increase was due to a $1.6 million increase related to total KWHs purchased, partially offset by a $0.3 million decrease resulting from the lower average cost per KWH.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and the availability of Southern Company system generation.
Affiliates
In the first quarter 2009, purchased power expense from affiliates was $15.3 million compared to $8.7 million for the same period in 2008. The increase was due to a $13.4 million increase related to total KWHs purchased, partially offset by a $6.8 million decrease resulting from the lower average cost per KWH.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$6.1	9.1

In the first quarter 2009, other operations and maintenance expenses were $72.5 million compared to $66.4 million for the corresponding period in 2008. The increase was primarily due to a $4.0 million increase in scheduled maintenance at generation facilities and a $3.0 million increase in other energy services, partially offset by a $0.4 million decrease related to the storm recovery costs associated with previous hurricanes. The increased expenses from other energy services and the decreased storm recovery costs did not have a material impact on earnings since they were offset by increased associated revenues.
Depreciation and Amortization

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$1.4	6.2

For the first quarter 2009, depreciation and amortization was $23.1 million compared to $21.7 million for the corresponding period in 2008. The increase was primarily due to net additions to generation and distribution facilities.
Taxes Other Than Income Taxes

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$1.7	8.5

For the first quarter 2009, taxes other than income taxes were $22.4 million compared to $20.7 million for the corresponding period in 2008. The increase was primarily due to increases in franchise and gross receipts taxes, which were directly related to the increase in retail revenues.
Allowance for Equity Funds Used During Construction

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$3.3	N/M

N/M-Not Meaningful
In the first quarter 2009, allowance for equity funds used during construction was $4.8 million compared to $1.5 million for the corresponding period in 2008. The increase was primarily due to construction of environmental control projects.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(1.2)	(10.6)

In the first quarter 2009, interest expense, net of amounts capitalized was $9.8 million compared to $11.0 million for the corresponding period in 2008. The decrease was primarily the result of an increase in capitalization of AFUDC related to the construction of environmental control projects.
Income Taxes

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(2.8)	(27.1)

In the first quarter 2009, income taxes were $7.4 million compared to $10.2 million for the corresponding period in 2008. The decrease was primarily due to lower earnings before income taxes and an increase in the tax benefit associated with an increase in AFUDC, which is non-taxable, partially offset by a decrease in the federal production activities deduction.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Gulf Power’s service area. Recent recessionary conditions have negatively impacted sales growth and are expected to continue to have a negative impact on energy sales, particularly to industrial customers. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Water Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA’s regulation of cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Second Circuit’s decision with respect to the rule’s use of cost-benefit analysis and held that the EPA could consider costs in arriving at its

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
standards and in providing variances from those standards for existing power plant cooling water intake structures. Other aspects of the court’s decision were not appealed and remain unaffected by the U.S. Supreme Court’s ruling. While the U.S. Supreme Court’s decision may ultimately result in greater flexibility for demonstrating compliance with the standards, the full scope of the regulations will depend on subsequent legal proceedings, further rulemaking by the EPA, the results of studies and analyses performed as part of the rules’ implementation, and the actual requirements established by state regulatory agencies and, therefore, cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Gulf Power’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested.
Under recovered fuel costs at March 31, 2009 totaled $76.9 million, compared to $96.7 million at December 31, 2008. This amount is included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under “Revenues” and “Retail Regulatory Matters – Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives, which could have a significant impact on the future cash flow and net income of Gulf Power. Gulf Power estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be between approximately $13 million and $16 million. Gulf Power is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.
Other Matters
On March 16, 2009, Gulf Power entered into a PPA (the Agreement) with Shell Energy North America (US), L.P. (Shell). Under the terms of the Agreement, Gulf Power will be entitled to all of the capacity and energy from an approximately 885 MW combined cycle power plant (the Plant) located in Autauga County, Alabama that is owned and operated by Tenaska Alabama II Partners, L.P. (Tenaska). Shell is entitled to all of the capacity and energy from the Plant under a 20-year Energy Conversion Agreement between Shell and Tenaska that expires on May 24, 2023. On April 3, 2009, Gulf Power filed a petition with the Florida PSC requesting approval of the Agreement. The Agreement will commence on the later of June 1, 2009 or the first day of the month following receipt by Gulf Power of a final, non-appealable order of the Florida PSC approving the Agreement. Unless earlier terminated in accordance with its terms, the Agreement will terminate on May 24, 2023. Gulf Power may terminate the Agreement if the Florida PSC approval imposes material qualifications or conditions that are not acceptable to Gulf Power. Payments under the Agreement will be material but are expected to be recovered through Gulf Power’s fuel clause and purchased power capacity clause; therefore, no material impact is expected on Gulf Power’s net income. The ultimate outcome of this matter cannot now be determined.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Gulf Power has maintained adequate access to capital without drawing on any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Gulf Power has continued to issue commercial paper at reasonable rates. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. Market rates for committed credit have increased, and Gulf Power has been and expects to continue to be subject to higher costs as its existing facilities are replaced or renewed. In the first quarter 2009, Gulf Power renewed $30 million of expiring credit facilities. In addition, Gulf Power entered into a $20 million facility. Subsequent to March 31, 2009, Gulf Power entered into additional credit arrangements totaling $75 million. Total committed credit fees at Gulf Power average less than 1/2 of 1% per year. Gulf Power’s interest cost for short-term debt has decreased as market short-term interest rates have declined from 2008 levels. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. Gulf Power experienced no material counterparty credit losses as a result of the turmoil in the financial markets. See “Sources of Capital” and “Financing Activities” herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power’s investments in pension trust funds have continued to decline in value during the first quarter 2009. Gulf Power expects that the earliest that cash may have to be contributed to the pension trust fund is 2011 and such contribution could be significant; however, projections of the amount vary significantly depending on interpretations of and decisions related to federal legislation passed during 2008 as well as other key variables including future trust fund performance and cannot be determined at this time.
Net cash provided from operating activities totaled $36.7 million for the first three months of 2009 compared to $49.8 million for the corresponding period in 2008. The $13.1 million decrease in cash provided from operating activities was primarily due to an $18.0 million increase in payments to affiliates related to higher fuel cost; an increase of $4.6 million in the use of funds for fossil fuel inventory; a decrease of $4.6 million in deferred income taxes; and a decrease of $3.0 million in net income, as previously discussed. These changes were partially offset by a decrease of $19.0 million in under recovered regulatory clause revenues related to fuel. Net cash used for investing activities in the first three months of 2009 totaled $160.5 million primarily due to gross property additions to utility plant of $114.9 million and the issuance of pollution control revenue bonds, the proceeds of which are restricted for installation of certain solid waste disposal facilities. These additions were primarily related to installation of equipment to comply with environmental requirements. Net cash provided from financing activities totaled $151.8 million for the first three months of 2009, compared to $28.8 million for the corresponding period in 2008. The $123.0 million increase in cash provided from financing activities was primarily due to the issuances of $135.0 million in common stock and $130.4 million in pollution control revenue bonds in 2009, partially offset by a $68.5 million increase in cash payments related to notes payable and a $71 million decrease in capital contributions from Southern Company.
Significant balance sheet changes for the first quarter 2009 include a net increase of $100.6 million in property, plant, and equipment, primarily related to environmental control projects; the issuance of common stock to Southern Company for $135 million; the issuance of $130.4 million in pollution control revenue bonds, with a related restricted cash balance of $49.2 million; a $19.8 million decrease in under recovered regulatory clause revenues related to fuel; and a $12.0 million change in energy-related derivative contracts.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; storm impacts; changes in environmental statutes and regulations; changes in FERC rules and regulations; Florida PSC approvals; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Gulf Power has utilized funds from operating cash flows, short-term debt, security offerings, a long-term bank note, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at March 31, 2009 approximately $31.5 million of cash and cash equivalents and $140 million of unused committed lines of credit with banks. Of these credit agreements, $110 million expire in 2009, $30 million expire in 2010, and $60 million of these facilities contain provisions allowing one-year term loans executable at expiration. Subsequent to March 31, 2009, Gulf Power entered into an additional $75 million of credit agreements that expire in 2010. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control revenue bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2009, Gulf Power had $50 million of short-term bank debt outstanding and no commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $50 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $271 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Gulf Power’s ability to access capital markets, particularly the short-term debt market.
Market Price Risk
Gulf Power’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power continues to manage a fuel-hedging program implemented per the guidelines of the Florida PSC. As such, Gulf Power has no material change in market risk exposure when compared with the December 31, 2008 reporting period.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(31.2)
Contracts realized or settled	8.0
Current period changes(a)	(20.0)

Contracts outstanding at the end of the period, assets (liabilities), net	$(43.2)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $12 million, substantially all of which is due to natural gas positions. This change is attributable to both the volume and prices of natural gas. At March 31, 2009, Gulf Power had a net hedge volume of 16.0 Bcf with a weighted average contract cost approximately $2.76 per mmBtu above market prices, compared to 14.2 Bcf at December 31, 2008 with a weighted average contract cost approximately $2.24 per mmBtu above market prices. Natural gas hedges are recovered through the fuel cost recovery clause.
At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009
(in millions)
Regulatory hedges	$(43.2)
Not designated	—

Total fair value	$(43.2)

Energy-related derivative contracts which are designated as regulatory hedges relate to Gulf Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2009 and 2008 for energy-related derivative contracts that are not hedges were not material.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(43.2)	(35.2)	(7.7)	(0.3)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(43.2)	$(35.2)	$(7.7)	$(0.3)

Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
On January 22, 2009, Gulf Power issued to Southern Company 1,350,000 shares of Gulf Power common stock, without par value, and realized proceeds of $135 million. The proceeds were used to repay a portion of Gulf Power’s short-term debt and for other general corporate purposes.
Also during the first quarter 2009, Gulf Power incurred obligations related to the issuance of $130.4 million in pollution control revenue bonds. As of March 31, 2009, $9.9 million of these pollution control revenue bonds have been classified as current liabilities, since short-term credit facilities are being used to provide liquidity support for these bonds. The proceeds are being used for the acquisition, construction, installation, and equipping of certain solid waste disposal facilities located at Plant Crist.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Retail revenues	$175,735	$168,389
Wholesale revenues —
Non-affiliates	80,154	84,806
Affiliates	9,418	28,379
Other revenues	3,416	3,842

Total operating revenues	268,723	285,416

Operating Expenses:
Fuel	119,965	130,116
Purchased power —
Non-affiliates	2,835	2,255
Affiliates	21,805	25,998
Other operations and maintenance	59,761	64,773
Depreciation and amortization	18,015	17,997
Taxes other than income taxes	14,924	15,565

Total operating expenses	237,305	256,704

Operating Income	31,418	28,712
Other Income and (Expense):
Interest income	632	409
Interest expense, net of amounts capitalized	(4,762)	(4,441)
Other income (expense), net	1,629	1,619

Total other income and (expense)	(2,501)	(2,413)

Earnings Before Income Taxes	28,917	26,299
Income taxes	10,513	9,694

Net Income	18,404	16,605
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$17,971	$16,172

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Net Income After Dividends on Preferred Stock	$17,971	$16,172
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $166 and $(1,310), respectively	268	(2,114)

Total other comprehensive income (loss)	268	(2,114)

COMPREHENSIVE INCOME	$18,239	$14,058

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net income	$18,404	$16,605
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	19,479	18,556
Deferred income taxes and investment tax credits, net	(4,562)	(4,498)
Pension, postretirement, and other employee benefits	1,902	1,606
Stock option expense	657	458
Tax benefit of stock options	10	80
Other, net	(8,523)	(4,878)
Changes in certain current assets and liabilities —
Receivables	32,327	(4,768)
Fossil fuel stock	(20,315)	(3,852)
Materials and supplies	(379)	(12,769)
Prepaid income taxes	1,061	4,305
Other current assets	(2,592)	1,775
Other accounts payable	(17,890)	8,247
Accrued taxes	(18,604)	(21,608)
Accrued compensation	(15,483)	(15,825)
Other current liabilities	1,629	2,109

Net cash used for operating activities	(12,879)	(14,457)

Investing Activities:
Property additions	(26,476)	(25,983)
Cost of removal, net of salvage	(2,941)	(151)
Construction payables	1,082	2,410
Other	(506)	(565)

Net cash used for investing activities	(28,841)	(24,289)

Financing Activities:
Increase (decrease) in notes payable, net	(26,293)	1,850
Proceeds —
Capital contributions	1,294	1,180
Gross excess tax benefit of stock options	50	215
Senior notes	125,000	—
Other long-term debt	—	80,000
Redemptions —
Senior notes	(40,000)	—
Payment of preferred stock dividends	(433)	(433)
Payment of common stock dividends	(17,125)	(17,100)
Other	(1,792)	—

Net cash provided from financing activities	40,701	65,712

Net Change in Cash and Cash Equivalents	(1,019)	26,966
Cash and Cash Equivalents at Beginning of Period	22,413	4,827

Cash and Cash Equivalents at End of Period	$21,394	$31,793

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $125 and $29 capitalized for 2009 and 2008, respectively)	$3,847	$3,847
Income taxes (net of refunds)	$(2,325)	$(35)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,394	$22,413
Receivables —
Customer accounts receivable	39,623	40,262
Unbilled revenues	23,558	24,798
Under recovered regulatory clause revenues	42,047	54,994
Other accounts and notes receivable	5,243	8,995
Affiliated companies	10,360	24,108
Accumulated provision for uncollectible accounts	(842)	(1,039)
Fossil fuel stock, at average cost	105,853	85,538
Materials and supplies, at average cost	27,523	27,143
Other regulatory assets	76,691	59,220
Other	12,782	10,898

Total current assets	364,232	357,330

Property, Plant, and Equipment:
In service	2,244,657	2,234,573
Less accumulated provision for depreciation	932,791	923,269

	1,311,866	1,311,304
Construction work in progress	80,809	70,665

Total property, plant, and equipment	1,392,675	1,381,969

Other Property and Investments	7,976	8,280

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,260	9,566
Other regulatory assets	185,461	171,680
Other	24,742	23,870

Total deferred charges and other assets	219,463	205,116

Total Assets	$1,984,346	$1,952,695

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2009	2008
	(in thousands)
Current Liabilities:
Securities due within one year	$1,254	$41,230
Notes payable	—	26,293
Accounts payable —
Affiliated	37,175	36,847
Other	46,569	63,704
Customer deposits	10,536	10,354
Accrued taxes —
Income taxes	19,815	8,842
Other	17,148	50,700
Accrued interest	4,683	3,930
Accrued compensation	5,120	20,604
Other regulatory liabilities	8,846	9,718
Liabilities from risk management activities	47,045	29,291
Other	17,964	19,144

Total current liabilities	216,155	320,657

Long-term Debt	494,360	370,460

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	222,009	222,324
Deferred credits related to income taxes	13,854	14,074
Accumulated deferred investment tax credits	13,716	14,014
Employee benefit obligations	143,308	142,188
Other cost of removal obligations	97,243	96,191
Other regulatory liabilities	52,714	51,340
Other	58,632	52,216

Total deferred credits and other liabilities	601,476	592,347

Total Liabilities	1,311,991	1,283,464

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	321,968	319,958
Retained earnings	279,648	278,802
Accumulated other comprehensive income (loss)	268	—

Total common stockholder’s equity	639,575	636,451

Total Liabilities and Stockholder’s Equity	$1,984,346	$1,952,695

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a constructive regulatory environment, to maintain energy sales in the midst of the current economic downturn, and to effectively manage and secure timely recovery of rising costs. Mississippi Power has various regulatory mechanisms that operate to address cost recovery. Appropriately balancing required costs and capital expenditures with reasonable retail rates will continue to challenge Mississippi Power for the foreseeable future.
Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$1.8	11.1

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2009 was $18.0 million compared to $16.2 million for the corresponding period in 2008. The increase was primarily due to a decrease in operations and maintenance expenses, an increase related to the reclassification of 2008 System Restoration Rider (SRR) revenue reductions to expense pursuant to an order from the Mississippi PSC dated January 9, 2009, and an increase in territorial base revenues resulting from an increase in wholesale demand, partially offset by a decrease in wholesale energy revenues.
Retail Revenues

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$7.3	4.4

In the first quarter 2009, retail revenues were $175.7 million compared to $168.4 million for the same period in 2008.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	First Quarter
	2009
	(in millions)	(% change)

Retail – prior year	$168.4
Estimated change in —
Rates and pricing	1.6	1.0
Sales growth (decline)	(2.2)	(1.3)
Weather	(1.1)	(0.7)
Fuel and other cost recovery	9.0	5.4

Retail – current year	$175.7	4.4%

Revenues associated with changes in rates and pricing increased in the first quarter 2009 when compared to the same period in 2008 due to a $1.0 million increase related to the reclassification of 2008 SRR revenue reductions to expense pursuant to an order from the Mississippi PSC dated January 9, 2009 and an increase in base rates of $0.9 million related to a rate change effective in mid-January 2008. These increases were partially offset by decreases in retail revenues of approximately $0.3 million related to the ECO Plan rate. For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Revenues attributable to changes in sales growth declined in the first quarter 2009 when compared to the same period in 2008 due to 3.0% and 0.9% decreases in weather-adjusted KWH sales to residential and commercial customers, respectively, and a 6.6% decrease in KWH sales to industrial customers. The decrease in weather-adjusted KWH sales to residential and commercial customers is primarily due to a recessionary economy. The decrease in industrial sales is primarily due to lower production levels experienced by industrial customers resulting from a recessionary economy.
Revenues resulting from changes in weather were minimal although weather conditions were milder for the first quarter 2009 when compared to the first quarter 2008.
Fuel and other cost recovery revenues increased in the first quarter 2009 when compared to the same period in 2008 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power’s service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(4.6)	(5.5)

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2009, wholesale revenues from non-affiliates were $80.2 million compared to $84.8 million for the same period in 2008. The decrease was due to decreased revenues from customers outside Mississippi Power’s service territory of $11.9 million, partially offset by $7.3 million increased revenues from customers inside Mississippi Power’s service territory. The $11.9 million decrease in revenues from customers outside Mississippi Power’s service territory was due to a $7.4 million decrease associated with lower prices resulting from lower marginal cost of fuel, a $4.2 million decrease in sales, and a $0.3 million decrease in capacity revenues. The $7.3 million increase in revenues from customers inside Mississippi Power’s service territory was due to a $3.9 million increase in recoverable fuel costs and higher demand by customers of approximately $3.4 million.
Wholesale Revenues – Affiliates

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(19.0)	(66.8)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the first quarter 2009, wholesale revenues from affiliates were $9.4 million compared to $28.4 million for the same period in 2008. The decrease was primarily due to a $19.2 million decrease in energy revenues, of which $18.0 million was associated with decreased sales and $1.2 million was associated with lower prices. Capacity revenues increased $0.2 million.
Fuel and Purchased Power Expenses

	First Quarter 2009
	vs.
	First Quarter 2008
	(change in millions)	(% change)

Fuel	$(10.1)	(7.8)
Purchased power – non-affiliates	0.5	25.7
Purchased power – affiliates	(4.2)	(16.1)

Total fuel and purchased power expenses	$(13.8)

In the first quarter 2009, total fuel and purchased power expenses were $144.6 million compared to $158.4 million for the same period in 2008. This decrease was primarily due to an $18.7 million decrease in total KWHs generated and purchased, partially offset by a $4.9 million net increase in the cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter	Percent
Average Cost	2009	2008	Change
	(cents per net KWH)

Fuel	4.44	3.91	13.6
Purchased power	3.91	5.40	(27.6)

In the first quarter 2009, fuel expense was $120.0 million compared to $130.1 million for the same period in 2008. The decrease was primarily due to an 18.8% decrease in generation from Mississippi Power facilities resulting from lower energy sales and purchased power available at a lower cost, partially offset by a 13.6% increase in the price of fuel primarily due to an increase in coal prices.
Non-Affiliates
In the first quarter 2009, purchased power expense from non-affiliates was $2.8 million compared to $2.3 million for the same period in 2008. The increase was primarily the result of a 77.0% increase in KWH volume purchased, partially offset by a 29.0% decrease in the average cost of purchased power per KWH. The increase in volume was a result of lower cost opportunity purchases, while the decrease in prices was due to a lower marginal cost of fuel.
Energy purchases from non-affiliates will vary depending on the market cost of available energy being lower than the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the first quarter 2009, purchased power expense from affiliates was $21.8 million compared to $26.0 million for the same period in 2008. The decrease was primarily due to a 20.7% decrease in the average cost of purchased power per KWH, partially offset by a 5.8% increase in KWH volume purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(4.9)	(7.7)

In the first quarter 2009, other operations and maintenance expenses were $59.8 million compared to $64.7 million for the same period in 2008. This decrease was primarily due to generation construction screening expenses of $1.7 million incurred in the first quarter 2008 which were originally expensed and subsequently reclassified in the fourth quarter 2008 to a regulatory asset upon the FERC’s acceptance of the wholesale rate filing in October 2008. Also contributing to the decrease were a $1.6 million decrease in generation related environmental expenses and a $1.5 million decrease in distribution expenses as a result of the timing of normal maintenance activities.
See Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$(0.7)	(4.1)

In the first quarter 2009, taxes other than income taxes were $14.9 million compared to $15.6 million for the same period in 2008. The decrease was primarily due to a decrease in ad valorem taxes. The retail portion of the decrease in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not affect net income.
Income Taxes

First Quarter 2009 vs. First Quarter 2008

(change in millions)	(% change)
$0.8	8.4

In the first quarter 2009, income taxes were $10.5 million compared to $9.7 million for the same period in 2008. The change of $0.8 million was primarily due to an increase in pre-tax income.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a constructive regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power’s service area. Recent recessionary conditions have negatively impacted sales growth and are expected to continue to have a negative impact on energy sales, particularly to industrial customers. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Water Quality
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Water Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA’s regulation of cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Second Circuit’s decision with respect to the rule’s use of cost-benefit analysis and held that the EPA could consider costs in arriving at its standards and in providing variances from those standards for existing power plant cooling water intake structures. Other aspects of the court’s decision were not appealed and remain unaffected by the U.S. Supreme Court’s ruling. While the U.S. Supreme Court’s decision may ultimately result in greater flexibility for demonstrating compliance with the standards, the full scope of the regulations will depend on subsequent legal proceedings, further rulemaking by the EPA, the results of studies and analyses performed as part of the rules’ implementation, and the actual requirements established by state regulatory agencies and, therefore, cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Mississippi Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Mississippi Power’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future unit retirement and replacement decisions and results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.
Retail Regulatory Matters
Performance Evaluation Plan
The Mississippi Public Utilities Staff, pursuant to the Mississippi PSC’s 2004 order approving the current PEP, is reviewing the PEP to determine if any modifications should be made. On March 2, 2009, concurrent with this review, the annual PEP evaluation filing for 2009 was suspended. Mississippi Power anticipates that, as a result of this required review, changes to the PEP will be made. Annual evaluations will resume for 2010 under the current PEP or a revised PEP. Mississippi Power does not anticipate that the suspension of the PEP filing for 2009 will have a material impact on 2009 earnings. While the final outcome is not known, it is likely that any modifications made to the PEP will result in a lower performance incentive under the PEP and therefore smaller and/or less frequent rate changes in the future. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for additional information regarding Mississippi Power’s base rates.
On March 16, 2009, Mississippi Power submitted its annual PEP lookback filing for 2008, which recommended no surcharge or refund. The ultimate outcome of this matter cannot now be determined.
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. The Mississippi PSC approved the retail fuel cost recovery factor on March 3, 2009, with the new rates effective in March 2009. The retail fuel cost recovery factor will result in an annual increase in an amount equal to 10.3% of total 2008 retail revenues based on ten months of recovery under the new rate. At March 31, 2009, the amount of under recovered retail fuel costs included in the balance sheet was $32.4 million compared to $36.0 million at December 31, 2008. Mississippi Power also has a wholesale Municipal and Rural Associations (MRA) and Market Base (MB) fuel cost recovery factor. Effective January 1, 2009, the wholesale MRA fuel rate increased resulting in an annual increase in an amount equal to 13.9% of total 2008 MRA revenues. Effective February 1, 2009, the wholesale MB fuel rate increased resulting in an annual increase in an amount equal to 16.7% of total 2008 MB revenues. At March 31, 2009, the amount of under recovered wholesale MRA and MB fuel costs included in the balance sheet was $7.0 million and $2.6 million compared to $15.4 million and $3.7 million, respectively, at December 31, 2008. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, this increase to the billing factor will have no significant effect on Mississippi Power’s revenues or net income, but will increase annual cash flow.
In October 2008, the Mississippi PSC opened a docket to investigate and review interest and carrying charges under the fuel adjustment clause for utilities within the State of Mississippi including Mississippi Power. A hearing was held in November 2008 to hear testimony regarding the method of calculating carrying charges on over and under recoveries of fuel-related costs. On March 4, 2009, the Mississippi PSC issued an order to apply the prime rate in calculating the carrying costs on the retail over or under recovery balances related to fuel cost recovery. The order also requires Mississippi Power to file a proposed carrying cost calculation methodology as part of its compliance filing. Mississippi Power is currently in the process of submitting the compliance filing. The ultimate outcome of this matter cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integrated Coal Gasification Combined Cycle
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Integrated Coal Gasification Combined Cycle” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding the Kemper IGCC.
On April 6, 2009, the Governor of the State of Mississippi signed into law a bill that will provide an ad valorem tax exemption for a portion of the assessed value of all property utilized in certain electric generating facilities with integrated gasification process facilities. This tax exemption, which may not exceed 50% of the total value of the project, is for projects with a capital investment from private sources of $1 billion or more.
On April 6, 2009, Mississippi Power received an accounting order from the Mississippi PSC directing Mississippi Power to continue to charge all Kemper IGCC generation resources planning, evaluation, and screening costs to regulatory assets including those costs associated with activities to obtain a certificate of public convenience and necessity and costs necessary and prudent to preserve the availability, economic viability, and/or required schedule of the selected generation resource until the Mississippi PSC makes findings and determination as to the recovery of Mississippi Power’s prudent expenditures.
As of March 31, 2009, Mississippi Power had spent a total of $50.7 million associated with Mississippi Power’s generation resource planning, evaluation, and screening activities, including regulatory filings costs. Costs incurred during the first quarter 2009 totaled $8.4 million as compared to $7.2 million during the first quarter 2008. Of the total $50.7 million, $46.2 million was deferred in other regulatory assets, $3.7 million was related to land purchases capitalized, and $0.8 million was previously expensed.
Several motions have been filed by intervenors in this proceeding, most of which are procedural in nature and seek to stay or delay the timely and orderly administration of the docket. In addition to these procedural motions, a motion has been filed by the Attorney General for the State of Mississippi which questions whether the Mississippi PSC has authority to approve the gasification portion of the Kemper IGCC. All of these motions were heard by the Mississippi PSC on May 5, 2009.
The ultimate outcome of these matters cannot now be determined.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives, which could have a significant impact on the future cash flow and net income of Mississippi Power. Mississippi Power estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be between approximately $11 million and $14 million. Mississippi Power is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Mississippi Power has maintained adequate access to capital without drawing on any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Mississippi Power has continued to issue commercial paper at reasonable rates. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. Market rates for committed credit have increased, and Mississippi Power has been and expects to continue to be subject to higher costs as its existing facilities are replaced or renewed. In the first quarter 2009, Mississippi Power increased an existing facility by $10 million. Subsequent to March 31, 2009, Mississippi Power entered into an additional committed credit facility resulting in a net increase of $40 million. Total committed credit fees at Mississippi Power average less than 1/4 of 1% per year. Mississippi Power’s interest cost for short-term debt has decreased as market short-term interest rates have declined from 2008 levels. Mississippi Power experienced no material counterparty credit losses as a result of the turmoil in the financial markets. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mississippi Power’s investments in pension trust funds have continued to decline in value during the first quarter 2009. Mississippi Power expects that the earliest that cash may have to be contributed to the pension trust fund is 2011 and such contribution could be significant; however, projections of the amount vary significantly depending on interpretations of and decisions related to federal legislation passed during 2008 as well as other key variables including future trust fund performance and cannot be determined at this time.
Net cash used for operating activities totaled $12.9 million for the first three months of 2009, compared to $14.5 million for the corresponding period in 2008. The $1.6 million decrease in cash used for operating activities is primarily due to increases in joint ownership billings of $13.7 million and cash inflows resulting from fuel cost recovery of $12.9 million, partially offset by cash outflows in other accounts payable of $9.6 million related to fuel purchases and increases in fossil fuel stock of $15.7 million. The $4.6 million increase in net cash used for investing activities is primarily due to a $2.8 million cash outflow for cost of removal. The $25.0 million decrease in net cash provided from financing activities was primarily due to cash outflows resulting from $40 million of long-term senior notes that matured on March 9, 2009 and a $26 million decrease in borrowings from commercial paper in 2009, partially offset by an increase in the issuance of long-term debt in the first quarter 2009 of $45 million as compared to the same period in 2008.
Significant balance sheet changes for the first three months of 2009 include a decrease in under recovered regulatory clause revenues of $12.9 million primarily due to lower fuel costs and the implementation of a higher fuel cost recovery factor in 2009. Receivables from affiliated companies decreased by $13.7 million primarily due to a decrease in joint owner billings related to Plants Daniel and Greene County. Fossil fuel inventory increased $20.3 million primarily due to increases in coal inventory and emissions allowances of $15.7 million and $6.0 million, respectively. Other regulatory assets increased $31.2 million primarily due to mark-to-market losses on forward gas contracts. Securities due within one year decreased by $40.0 million due to senior notes maturing during the first quarter 2009. Notes payable decreased by $26.3 million primarily due to a decrease in commercial paper borrowings. Accrued taxes, other decreased by $33.6 million primarily due to property tax payments of $39.8 million in the first quarter 2009. Long-term debt increased by $124 million primarily due to the issuance of senior notes in the first quarter 2009.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $1.3 million will be required through March 31, 2010 for maturities of long-term debt. The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; storm impacts; changes in environmental statutes and regulations; changes in FERC rules and regulations; Mississippi PSC approvals; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Mississippi Power has primarily utilized funds from operating cash flows, short-term borrowings, external security offerings, and capital contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power’s current liabilities sometimes exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2009 approximately $21.4 million of cash and cash equivalents and $108.5 million of unused committed credit arrangements with banks. All expire in 2009; however, approximately $53.5 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. Subsequent to March 31, 2009, Mississippi Power entered into an additional committed credit facility resulting in a net increase of $40 million. The new credit facility expires in 2010. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. These credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and $40 million are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2009, Mississippi Power had no commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB- and/or Baa3 rating were approximately $9 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $231 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power’s ability to access capital markets, particularly the short-term debt market.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Mississippi Power’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Mississippi Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power has no material change in market risk exposure when compared with the December 31, 2008 reporting period.
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(52.0)
Contracts realized or settled	9.0
Current period changes(a)	(33.0)

Contracts outstanding at the end of the period, assets (liabilities), net	$(76.0)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $24 million, substantially all of which is due to natural gas positions. This change is attributable to both the volume and prices of natural gas. At March 31, 2009, Mississippi Power had a net hedge volume of 30.3 Bcf with a weighted average contract cost approximately $2.60 per mmBtu above market prices, compared to 28.9 Bcf at December 31, 2008 with a weighted average contract cost approximately $1.89 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the energy cost management clause.
At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009
(in millions)
Regulatory hedges	$(76.4)
Cash flow hedges	0.4
Not designated	—

Total fair value	$(76.0)

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy-related derivative contracts which are designated as regulatory hedges relate to Mississippi Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months ended March 31, 2009 and 2008 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)

Level 1	$—	$—	$—	$—
Level 2	(76.0)	(45.2)	(26.1)	(4.7)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(76.0)	$(45.2)	$(26.1)	$(4.7)

Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
During the first quarter 2009, Mississippi Power issued $125 million of Series 2009A 5.55% Senior Notes due March 1, 2019. The proceeds were used to repay at maturity Mississippi Power’s $40 million aggregate principal amount of Series F Floating Rate Senior Notes due March 9, 2009, to repay a portion of short-term indebtedness, and for general corporate purposes including Mississippi Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	94,612	80,469
Affiliates	135,284	133,493
Other revenues	1,621	1,570

Total operating revenues	231,517	215,532

Operating Expenses:
Fuel	65,781	36,047
Purchased power —
Non-affiliates	21,482	16,556
Affiliates	15,202	50,708
Other operations and maintenance	32,973	35,031
Depreciation and amortization	24,339	19,987
Taxes other than income taxes	4,759	4,542

Total operating expenses	164,536	162,871

Operating Income	66,981	52,661
Other Income and (Expense):
Interest expense, net of amounts capitalized	(21,559)	(19,357)
Other income (expense), net	(211)	12,580

Total other income and (expense)	(21,770)	(6,777)

Earnings Before Income Taxes	45,211	45,884
Income taxes	17,295	16,909

Net Income	$27,916	$28,975

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Net Income	$27,916	$28,975
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $302 and $(2,944), respectively	466	(4,561)
Reclassification adjustment for amounts included in net income, net of tax of $935 and $1,342, respectively	1,440	2,073

Total other comprehensive income (loss)	1,906	(2,488)

COMPREHENSIVE INCOME	$29,822	$26,487

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating Activities:
Net income	$27,916	$28,975
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	27,371	24,016
Deferred income taxes	18,763	11,067
Deferred revenues	(22,020)	(26,767)
Mark-to-market adjustments	883	14,406
Accumulated billings on construction contract	11,520	18,737
Accumulated costs on construction contract	(20,145)	(18,630)
Gain on sale of property	—	(6,029)
Other, net	(134)	1,660
Changes in certain current assets and liabilities —
Receivables	2,439	(2,355)
Fossil fuel stock	1,464	(2,375)
Materials and supplies	(497)	(155)
Prepaid income taxes	7,870	—
Other current assets	652	(214)
Accounts payable	(19,840)	(5,718)
Accrued taxes	3,628	8,356
Accrued interest	(12,194)	(12,210)
Other current liabilities	88	(2,881)

Net cash provided from operating activities	27,764	29,883

Investing Activities:
Property additions	(4,632)	(24,332)
Sale of property	—	4,999
Change in construction payables, net	(271)	4,854
Payments pursuant to long-term service agreements	(6,136)	(5,671)
Other	—	(726)

Net cash used for investing activities	(11,039)	(20,876)

Financing Activities:
Increase in notes payable, net	—	13,720
Proceeds — Capital contributions	1,060	897
Payment of common stock dividends	(26,525)	(23,625)

Net cash used for financing activities	(25,465)	(9,008)

Net Change in Cash and Cash Equivalents	(8,740)	(1)
Cash and Cash Equivalents at Beginning of Period	37,894	5

Cash and Cash Equivalents at End of Period	$29,154	$4

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $78 and $4,142 capitalized for 2009 and 2008, respectively)	$30,791	$27,717
Income taxes (net of refunds)	$(10,003)	$495
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2009	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,154	$37,894
Receivables —
Customer accounts receivable	25,777	23,640
Other accounts receivable	1,795	2,162
Affiliated companies	31,651	33,401
Fossil fuel stock, at average cost	16,337	17,801
Materials and supplies, at average cost	27,024	26,527
Prepaid service agreements — current	18,423	26,304
Prepaid income taxes	13,602	18,066
Other prepaid expenses	2,109	2,756
Assets from risk management activities	15,563	10,799
Other	4,532	4,532

Total current assets	185,967	203,882

Property, Plant, and Equipment:
In service	2,865,524	2,847,757
Less accumulated provision for depreciation	376,361	351,193

	2,489,163	2,496,564
Construction work in progress	11,117	8,775

Total property, plant, and equipment	2,500,280	2,505,339

Deferred Charges and Other Assets:
Prepaid long-term service agreements	78,525	81,542
Other—
Affiliated	3,756	3,827
Other	18,354	18,550

Total deferred charges and other assets	100,635	103,919

Total Assets	$2,786,882	$2,813,140

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2009	2008
	(in thousands)
Current Liabilities:
Accounts payable —
Affiliated	$43,185	$62,732
Other	9,767	11,278
Accrued taxes —
Income taxes	3,394	88
Other	5,910	2,343
Accrued interest	17,722	29,916
Liabilities from risk management activities	12,394	7,452
Billings in excess of cost on construction contract	3,283	11,907
Other	310	224

Total current liabilities	95,965	125,940

Long-term Debt	1,297,416	1,297,353

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	229,973	209,960
Deferred capacity revenues — Affiliated	12,884	32,211
Other—
Affiliated	6,408	6,667
Other	1,518	2,648

Total deferred credits and other liabilities	250,783	251,486

Total Liabilities	1,644,164	1,674,779

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	863,169	862,109
Retained earnings	303,700	302,309
Accumulated other comprehensive loss	(24,151)	(26,057)

Total common stockholder’s equity	1,142,718	1,138,361

Total Liabilities and Stockholder’s Equity	$2,786,882	$2,813,140

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 vs. FIRST QUARTER 2008
OVERVIEW
Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets and sell electricity at market-based prices in the southeastern wholesale market. Southern Power continues to execute its regional strategy through a combination of acquiring and constructing new power plants and by entering into PPAs with investor owned utilities, independent power producers, municipalities, and electric cooperatives.
To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (EFOR), return on invested capital (ROIC), and net income. EFOR defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). ROIC is focused on earning a return on all invested capital that meets or exceeds Southern Power’s weighted average cost of capital. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(1.1)	(3.7)

Southern Power’s net income for the first quarter 2009 was $27.9 million compared to $29.0 million for the corresponding period in 2008. The decrease was primarily due to a gain on the sale of an undeveloped tract of land in Orange County, Florida to the Orlando Utilities Commission (OUC) and the receipt of a fee for participating in an asset auction that were both recognized in income in the first quarter 2008. The decrease was also due to increased depreciation associated with Plant Franklin Unit 3 being placed into commercial operation in June 2008 and increased depreciation associated with an increase in depreciation rates. These unfavorable impacts were partially offset by increased revenues associated with Plant Franklin Unit 3 being placed into commercial operation in June 2008 and increased generation from Southern Power’s combined cycle units due to lower natural gas prices.
Wholesale Revenues – Affiliates and Wholesale Revenues – Non-Affiliates

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$15.9	7.4

Wholesale revenues for the first quarter 2009 were $229.9 million compared to $214.0 million for the corresponding period in 2008. Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
energy compared to the cost of Southern Power’s energy. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC. Wholesale revenues from non-affiliates increased $14.1 million during the period, primarily due to revenues from Plant Franklin Unit 3 of $8.6 million and mark-to-market gains on sales of uncontracted generating capacity of $4.5 million in the first quarter 2009. Southern Power recognized $28.3 million in mark-to-market losses in the first quarter 2008. Decreases in revenues of $27.3 million due to lower natural gas prices and reduced sales of uncontracted generating capacity partially offset these increases in the first quarter 2009. Wholesale revenues from affiliates increased $1.8 million during the period, primarily due to increased energy revenues from non-PPA power sales under the IIC.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” herein for additional information.
Fuel and Purchased Power Expenses

	First Quarter 2009 vs. First Quarter 2008
	(change in millions)	(% change)
Fuel	$29.7	82.5
Purchased power – non-affiliates	4.9	29.8
Purchased power – affiliates	(35.5)	(70.0)

Total fuel and purchased power expenses	$(0.8)

In the first quarter 2009, total fuel and purchased power expenses were $102.5 million compared to $103.3 million for the corresponding period in 2008. Fuel expense increased $67.0 million due to a 40.7% increase in generation associated with Plant Franklin Unit 3 being placed into commercial operation in June 2008 and increased generation at Southern Power’s other combined cycle units due to lower natural gas prices. Additionally, $11.9 million in mark-to-market gains were recognized in the first quarter 2008 versus $3.9 million in mark-to-market losses recognized in the first quarter 2009. These increases were offset by a $51.4 million reduction in fuel expense due to a 24.7% decrease in the average cost of natural gas. Purchased power decreased $30.6 million due to increased generation at Southern Power’s combined cycle units during the first quarter 2009 due to the lower natural gas prices.
Other Operations and Maintenance Expenses

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(2.1)	(5.9)

In the first quarter 2009, other operations and maintenance expenses were $33.0 million compared to $35.0 million for the same period in 2008. The decrease was primarily due to transmission tariff penalties of $3.6 million recognized in 2008, partially offset by an increase in plant maintenance activities of $1.5 million.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$4.3	21.8

In the first quarter 2009, depreciation and amortization was $24.3 million compared to $20.0 million for the corresponding period in 2008. The increase was primarily due to completion of Plant Franklin Unit 3 in June 2008 and higher depreciation rates implemented in January 2009. See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under “Southern Power Depreciation Policy” herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$2.2	11.4

In the first quarter 2009, interest expense, net of amounts capitalized was $21.6 million compared to $19.4 million for the corresponding period in 2008. The increase was primarily the result of a decrease in capitalized interest as a result of the completion of Plant Franklin Unit 3 in June 2008, partially offset by a decrease in short-term borrowing levels in the first quarter 2009.
Other Income (Expense), Net

First Quarter 2009 vs. First Quarter 2008
(change in millions)	(% change)
$(12.8)	(101.7)

In the first quarter 2009, other income (expense), net was $(0.2) million compared to $12.6 million for the corresponding period in 2008. The change was primarily due to a $6.0 million gain on the sale of an undeveloped tract of land in Orange County, Florida to the OUC and a $6.4 million fee received for participating in an asset auction that were both recognized in the first quarter 2008. Southern Power was not a successful bidder in the auction.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. The level of Southern Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale business. These factors include Southern Power’s ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in the market. The level of future earnings also depends on numerous factors including regulatory matters (such as those related to affiliate contracts), creditworthiness of customers, total generating capacity

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
available in the Southeast, the successful remarketing of capacity as current contracts expire, and Southern Power’s ability to execute its acquisition strategy. Recent recessionary conditions have negatively impacted capacity revenues. The timing and extent of the economic recovery will impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
Environmental Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emissions of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, or other environmental and health concerns could also affect earnings. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Power in Item 7 of the Form 10-K for information regarding the potential for legislation and regulation addressing greenhouse gas emissions. On April 17, 2009, the EPA released a proposed finding that certain greenhouse gas emissions from new motor vehicles endanger public health and welfare due to climate change. The ultimate outcome of the proposed endangerment finding cannot be determined at this time and will depend on additional regulatory action and potential legal challenges. However, regulatory decisions that may follow from such a finding could have implications for both new and existing stationary sources, such as power plants. In addition, federal legislative proposals that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards, and energy efficiency standards continue to be actively considered in Congress, and the reduction of greenhouse gas emissions has been identified as a high priority by the current Administration. The ultimate outcome of these matters cannot be determined at this time; however, mandatory restrictions on Southern Power’s greenhouse gas emissions, or requirements relating to renewable energy or energy efficiency, could result in significant additional compliance costs that could affect future results of operations, cash flows, and financial condition.
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction in 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory. The original generation dominance proceeding initiated by the FERC in December 2004 remains pending before the FERC. The ultimate outcome of this matter cannot be determined at this time.
Income Tax Matters
Legislation
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA). Major tax incentives in the ARRA include an extension of bonus depreciation and multiple renewable energy incentives. Southern Power estimates the cash flow reduction to 2009 tax payments as a result of the bonus depreciation provisions of the ARRA to be immaterial. Southern Power is currently assessing the other financial implications of the ARRA. The ultimate impact cannot be determined at this time.
Construction Projects
Cleveland County Units 1-4
In December 2008, Southern Power announced that it will build an electric generating plant in Cleveland County, North Carolina. The plant will consist of four combustion turbine natural gas generating units with a total generating capacity of 720 MW. The units are expected to go into commercial operation in 2012. Costs incurred through March 31, 2009 were $7.1 million. The total estimated construction cost is expected to be between $350 million and $400 million.
Power Sales Agreements
Southern Power has entered into PPAs with North Carolina Electric Membership Corporation (NCEMC) and North Carolina Municipal Power Agency No. 1 (NCMPA1) for a portion of the generating capacity from the Cleveland County plant that will begin in 2012 and expire in 2036 and 2031, respectively. NCEMC will purchase 180 MW of capacity that will be supported by one unit at the plant and will purchase capacity from a second unit at the plant that will increase to 180 MW over a seven-year phase-in period. NCMPA1 will purchase 180 MW from a third unit at the plant.
The NCEMC PPAs were approved by Rural Utilities Service on March 6, 2009.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Potential Acquisition
On April 2, 2009, Southern Power signed an agreement to acquire all of the outstanding general and limited partnership interests of Hartwell Energy Limited Partnership (Hartwell). Hartwell owns a dual fueled generating plant near Hartwell, Georgia with installed capacity of 318 MWs. The plant consists of two combustion turbine natural gas generating units with oil back-up. The entire output of the plant is sold under a PPA with Oglethorpe Power Corporation (Oglethorpe) through May 31, 2019.
The acquisition is subject to a right of first refusal held by Oglethorpe, certain regulatory approvals, and other conditions. Oglethorpe’s right of first refusal expires July 31, 2009. The ultimate outcome of this matter cannot be determined at this time.
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from any such proceedings would have a material adverse effect on Southern Power’s financial statements.
See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Normal Sale and Non-Derivative Transactions, Cash Flow Hedge Transactions, Mark-to-Market Transactions, Percentage of Completion, Asset Impairments, Acquisition Accounting, Contingent Obligations, and Depreciation.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at March 31, 2009. Throughout the recent turmoil in the financial markets, Southern Power has maintained cash balances to cover the majority of its capital needs and has had limited need to issue commercial paper or draw on committed credit arrangements. During the first quarter 2009, Southern Power successfully accessed the commercial paper market when needed. There was no commercial paper outstanding at March 31, 2009. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. Market rates for committed credit have increased, and Southern Power may be subject to higher costs as its existing facilities are replaced or renewed. The current facility expires in 2012 and the commitment fee is less than 1/8 of 1%. Southern Power experienced no material counterparty credit losses as a result of the turmoil in the financial markets. The ultimate impact on future financing costs as a result of the financial turmoil cannot be determined at this time. See “Sources of Capital” herein for additional information on lines of credit.
Net cash provided from operating activities totaled $27.8 million for the first three months of 2009, compared to $29.9 million for the corresponding period in 2008. The $2.1 million decrease in cash provided from operating activities was primarily due to cash outflows for engineering, procurement, and construction services to build a combined cycle unit for the OUC. The OUC contract is not expected to have any positive or negative impacts to Southern Power over the term of the contract as Southern Power is not anticipating any profit or loss from this transaction at this time. Additionally, a fee for participating in an asset auction was received in the first quarter 2008. These decreases were partially offset by the receipt of an income tax refund in 2009 and collection of accounts receivable balances from 2008. Net cash used for investing activities totaled $11.0 million for the first three months of 2009, compared to $20.9 million for the corresponding period in 2008. The $9.9 million decrease is primarily due to reduced property additions as Plant Franklin Unit 3 was completed in June 2008. Net cash used in financing activities totaled $25.5 million for the first three months of 2009 compared to $9.0 million for the corresponding period in 2008. The increase was primarily due to a reduction in short-term borrowing in 2009 and an increase in dividends paid to Southern Company.
Significant asset changes in the balance sheet for the first three months of 2009 include a reduction in affiliate accounts receivable due to reduced energy sales under the IIC, a reduction in prepaid long-term service agreements due to completion of scheduled outages.
Significant liability and stockholder’s equity changes in the balance sheet for the first three months of 2009 include a reduction in affiliate accounts payable due to timing of payments to SCS, a reduction in accrued interest due to interest payments, a reduction in billings in excess of cost due to increased spending on the OUC construction contract, and a reduction in deferred capacity revenues due to levelization.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program,

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
maturing debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements. The construction programs are subject to periodic review and revision; these amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements. Planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power’s ability to execute its growth strategy. Actual construction costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital.
Sources of Capital
Southern Power may use operating cash flows, external funds, equity capital, or loans from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at March 31, 2009 $400 million in committed credit arrangements with banks that will expire in 2012. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.
Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, and energy price risk management. At March 31, 2009, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- and/or Baa3 rating were approximately $338 million. At March 31, 2009, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $798 million. Included in these amounts are certain agreements that

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Southern Power’s ability to access capital markets, particularly the short-term debt market.
In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Energy that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
Market Price Risk
Southern Power is exposed to market risks, including changes in interest rates and certain energy-related commodity prices. To manage the volatility attributable to these exposures, Southern Power takes advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to Southern Power’s policies in areas such as counterparty exposure and hedging practices. It is Southern Power’s policy that derivatives be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.
Southern Power’s market risk exposure relative to interest rate changes has not changed materially compared with the December 31, 2008 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Because energy from Southern Power’s facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the counterparties, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is generally limited. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity.
The changes in fair value of energy-related derivative contracts for the three months ended March 31, 2009 were as follows:

First Quarter
2009
Changes
Fair Value
(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$3.4
Contracts realized or settled	0.1
Current period changes(a)	(0.2)

Contracts outstanding at the end of the period, assets (liabilities), net	$3.3

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decrease in the fair value positions of the energy-related derivative contracts for the three months ended March 31, 2009 was $0.1 million, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

March 31, 2009

Power (net sold)

MWHs (in millions)	0.7
Weighted average contract cost per MWH above (below) market prices (in dollars)	$3.71

Natural gas (net purchase)

Commodity – Bcf	3.5
Location basis – Bcf	2.0

Commodity – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$(0.27)

Location basis – Weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.06

At March 31, 2009, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

March 31, 2009
(in millions)
Cash flow hedges	$—
Not designated	3.3

Total fair value	$3.3

Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
Total net unrealized pre-tax losses recognized in the statements of income for the three months ended March 31, 2009 for energy-related derivative contracts that are not hedges was $1 million and will continue to be marked to market until the settlement date. For the three months ended March 31, 2008, the total net unrealized losses recognized in the statements of income were $14 million. See Note (F) to the Condensed Financial Statements herein for further details of these losses.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	3.3	3.2	0.1	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$3.3	$3.2	$0.1	$—

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the three months ended March 31, 2009.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I

Alabama Power	A, B, C, F, G, H

Georgia Power	A, B, C, D, F, G, H

Gulf Power	A, B, C, F, G, H

Mississippi Power	A, B, C, D, F, G, H

Southern Power	A, B, C, F, H

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2008 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

Reclassifications

Certain prior period data presented in the financial statements have been reclassified to conform to the current year presentation.

For comparative purposes, each registrant’s statement of income for the three months ended March 31, 2008 was modified within the operating expenses section to combine the line items “Other operations” and “Maintenance” into a single line item entitled “Other operations and maintenance.” The balance sheets at December 31, 2008 of Southern Company, Alabama Power, and Georgia Power were modified to present a separate line item for “Other regulatory assets” previously included in “Other.” In addition, Georgia Power’s balance sheet was modified to reflect a new line item “Liabilities from risk management activities” previously included in “Other.” Within the operating activities of Georgia Power’s statements of cash flows, “Deferred revenues” and “Deferred expenses” previously included in “Other, net” in the prior period are now shown as separate line items. Also, within the financing activities of the same statement, the line item “Capital leases” was collapsed into “Other.” Mississippi Power’s balance sheet was modified to combine the line item “Prepaid income taxes” with “Other current assets.” Southern Power’s consolidated statement of cash flows for the three months ended March 31, 2008 was modified within the investing activities to present separately the amount of “Payments pursuant to long-term service agreements” previously included in “Property additions.”

These reclassifications had no effect on total assets, net income, cash flows, or earnings per share.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Effective January 1, 2009, Southern Company and its subsidiaries adopted retrospectively FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (SFAS No. 160). In connection with the adoption of SFAS No. 160, Southern Company evaluated the requirements of Emerging Issues Task Force Topic No. 98, “Classification and Measurement of Redeemable Securities” (Topic D-98) with respect to the presentation of preferred and preference stock of subsidiaries. Based on the guidance in Topic D-98 and SFAS No. 160, the preferred and preference stock at Georgia Power and the preference stock at Alabama Power and Gulf Power are required to be shown as “noncontrolling interests,” separately presented as a component of “Stockholders’ Equity” on Southern Company’s consolidated balance sheets. The preferred stock of Alabama Power and Mississippi Power contains a feature that allows the holders to elect a majority of such subsidiary’s board of directors if dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of Alabama Power and Mississippi Power, this preferred stock is presented as “Redeemable Preferred Stock of Subsidiaries” in a manner consistent with temporary equity as defined in Topic D-98. The preferred and preference stock at Georgia Power and the preference stock at Alabama Power and Gulf Power do not contain such a provision that would allow the holders to elect a majority of such subsidiary’s board.

In addition, SFAS No. 160 requires that preferred and preference dividends of subsidiaries previously presented within Southern Company’s consolidated statements of income as a component of “Other Income and (Expense)” be presented as a deduction from “Consolidated Net Income” to arrive at “Consolidated Net Income After Dividends on Preferred and Preference Stock.” In Southern Company’s consolidated statements of cash flows, the preferred and preference dividends previously classified in operating activities are now classified in financing activities.

Southern Power Depreciation Policy

See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K for information regarding Southern Power’s depreciation policy. Southern Power revised its depreciation rates in 2009. The change in estimate is due to revised useful life assumptions for certain components of plant in service. The expected total impact on Southern Power’s income from continuing operations and net income for 2009 is a decrease of approximately $8.0 million and $5.0 million, respectively.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

General Litigation Matters

Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, each registrant’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against the registrants and any of their subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of each registrant in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on such registrant’s financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Mirant Matters

Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the United States and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity.

Mirant Bankruptcy

In July 2003, Mirant and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. The Bankruptcy Court entered an order confirming Mirant’s plan of reorganization in December 2005, and Mirant announced that this plan became effective in January 2006. As part of the plan, Mirant transferred substantially all of its assets and its restructured debt to a new corporation that adopted the name Mirant Corporation (Reorganized Mirant).

Southern Company has certain contingent liabilities associated with guarantees of contractual commitments made by Mirant’s subsidiaries discussed under “Guarantees” in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K and with various lawsuits related to Mirant discussed below. Also, Southern Company has joint and several liability with Mirant regarding the joint consolidated federal income tax returns through 2001, as discussed in Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K. In December 2004, as a result of concluding an IRS audit for the tax years 2000 and 2001, Southern Company paid approximately $39 million in additional tax and interest related to Mirant tax items and filed a claim in Mirant’s bankruptcy case for that amount. To date, Southern Company has received from the IRS approximately $38 million in refunds related to Mirant. Southern Company believes it has a right to recoup the $39 million tax payment owed by Mirant from such tax refunds. As a result, Southern Company intends to retain the tax refunds and reduce its claim against Mirant for the payment of Mirant taxes by the amount of such refunds. MC Asset Recovery, LLC, a special purpose subsidiary of Reorganized Mirant (MC Asset Recovery), has objected to and sought to equitably subordinate the Southern Company tax claim in its fraudulent transfer litigation against Southern Company. Southern Company’s proofs of claim filed in the Mirant bankruptcy survive the settlement of the MC Asset Recovery litigation. Southern Company has reserved the remaining amount with respect to its Mirant tax claim.

Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for costs associated with these guarantees, lawsuits, and additional IRS assessments. As a result of Mirant’s bankruptcy, Southern Company sought reimbursement as an unsecured creditor in Mirant’s Chapter 11 proceeding. As part of a complaint filed against Southern Company in June 2005 and amended thereafter, Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation (Unsecured Creditors’ Committee) objected to and sought equitable subordination of Southern Company’s claims, and Mirant moved to reject the separation agreements entered into in connection with the spin-off as discussed in the preceding paragraph. MC Asset Recovery has been substituted as plaintiff in the complaint. If Southern Company’s claims for indemnification with respect to these, or any additional future payments, are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. The final outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
MC Asset Recovery Litigation

In June 2005, Mirant, as a debtor in possession, and the Unsecured Creditors’ Committee filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas, which was amended in July 2005, February 2006, May 2006, and March 2007.

In December 2005, the Bankruptcy Court entered an order authorizing the transfer of this proceeding, along with certain other actions, to MC Asset Recovery. Under that order, Reorganized Mirant was obligated to fund up to $20 million in professional fees in connection with the lawsuits, as well as certain additional amounts. Any net recoveries from these lawsuits would be distributed to, and shared equally by, certain unsecured creditors and the original equity holders. In January 2006, the U.S. District Court for the Northern District of Texas substituted MC Asset Recovery as plaintiff.

The complaint, as amended in March 2007, alleged that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company prior to the spin-off. The alleged fraudulent transfers and illegal dividends included without limitation: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer plaintiff asserted was valued at over $200 million. The complaint also sought to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleged that Southern Company was liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of recovery and that Southern Company breached its fiduciary duties to Mirant and its creditors, caused Mirant to breach its fiduciary duties to creditors, and aided and abetted breaches of fiduciary duties by Mirant’s directors and officers. The complaint also sought recoveries under the theories of restitution and unjust enrichment. In addition, the complaint alleged a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company; however, in July 2008, the court ruled that the FDCPA does not apply and that Georgia law should apply instead. The complaint sought monetary damages in excess of $2 billion plus interest, punitive damages, attorneys’ fees, and costs. Finally, the complaint included an objection to Southern Company’s pending claims against Mirant in the Bankruptcy Court (which relate to reimbursement under the separation agreements of payments such as income taxes, interest, legal fees, and other guarantees described in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K) and sought equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company served an answer to the complaint in April 2007.

In January 2006, the U.S. District Court for the Northern District of Texas granted Southern Company’s motion to withdraw this action from the Bankruptcy Court and, in February 2006, granted Southern Company’s motion to transfer the case to the U.S. District Court for the Northern District of Georgia. In May 2006, Southern Company filed a motion for summary judgment seeking entry of judgment against the plaintiff as to all counts of the complaint. In December 2006, the U.S. District Court for the Northern District of Georgia granted in part and denied in part the motion. As a result, certain breach of fiduciary duty claims alleged in earlier versions of the complaint were barred; all other claims in the complaint were allowed to proceed. In August 2008, Southern Company filed a second motion for summary judgment. MC Asset Recovery filed its response to Southern Company’s motion for summary judgment in October 2008. On February 5, 2009, the court denied the summary judgment motion in connection with the fraudulent conveyance and illegal dividend claims concerning certain advance return/loan repayments in 1999, dividends in 1999 and 2000, and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
transfers in connection with Mirant’s separation from Southern Company. The court granted Southern Company’s motion for summary judgment with respect to certain claims, including claims for restitution and unjust enrichment, claims that Southern Company aided and abetted Mirant’s directors’ breach of fiduciary duties to Mirant, and claims that Southern Company used Mirant as an alter ego. In addition, the court granted Southern Company’s motion in connection with the fraudulent transfer and illegal dividend claims concerning certain turbine termination payments.

On March 31, 2009, Southern Company entered into a settlement agreement with MC Asset Recovery to resolve the action. The settlement includes an agreement by Southern Company to pay MC Asset Recovery $202 million and requires MC Asset Recovery to release Southern Company and certain other designated avoidance actions assigned to MC Asset Recovery in connection with Mirant’s plan of reorganization, as well as to release all actions against current or former officers and directors of Mirant and Southern Company that have or could have been filed. Pursuant to the settlement, Southern Company recorded a charge in the first quarter 2009 of $202 million. This settlement resolves all claims by MC Asset Recovery against Southern Company. Southern Company is currently evaluating potential recovery of the settlement payment through various means including insurance, claims in U.S. Bankruptcy Court, and other avenues. The degree to which any recovery is realized will determine, in part, the final income tax treatment of the settlement payment. The ultimate outcome of any such recovery and/or income tax treatment cannot be determined at this time.

Environmental Matters

New Source Review Actions

In November 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia against certain Southern Company subsidiaries, including Alabama Power and Georgia Power, alleging that these subsidiaries had violated the NSR provisions of the Clean Air Act and related state laws at certain coal-fired generating facilities. Through subsequent amendments and other legal procedures, the EPA filed a separate action in January 2001 against Alabama Power in the U.S. District Court for the Northern District of Alabama after Alabama Power was dismissed from the original action. In these lawsuits, the EPA alleged that NSR violations occurred at eight coal-fired generating facilities operated by Alabama Power and Georgia Power. The civil actions request penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued notices of violation to Gulf Power and Mississippi Power relating to Gulf Power’s Plant Crist and Mississippi Power’s Plant Watson. In early 2000, the EPA filed a motion to amend its complaint to add Gulf Power and Mississippi Power as defendants based on the allegations in the notices of violation. However, in March 2001, the Court denied the motion based on lack of jurisdiction, and the EPA has not refiled. The action against Georgia Power has been administratively closed since the spring of 2001, and the case has not been reopened.

In June 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving a portion of the Alabama Power lawsuit relating to the alleged NSR violations at Plant Miller. The consent decree required Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and to donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. It also formalized specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. In August 2006, the district court in Alabama granted Alabama Power’s motion for summary judgment and entered final judgment in favor of Alabama Power on the EPA’s claims related to all of the remaining plants: Plants Barry, Gaston, Gorgas, and Greene County.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The plaintiffs appealed the district court’s decision to the U.S. Court of Appeals for the Eleventh Circuit, where the appeal was stayed, pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. The Supreme Court issued its decision in the Duke Energy case in April 2007, and in December 2007, the Eleventh Circuit vacated the district court’s decision in the Alabama Power case and remanded the case back to the district court for consideration of the legal issues in light of the Supreme Court’s decision in the Duke Energy case. In July 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision did not resolve the case, and the ultimate outcome of these matters cannot be determined at this time.

Southern Company and the traditional operating companies believe they have complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. An adverse outcome in these matters could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Carbon Dioxide Litigation

New York Case

In July 2004, three environmental groups and attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed complaints in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005, but no decision has been issued. The ultimate outcome of these matters cannot be determined at this time.

Kivalina Case

In February 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
which is alleged to be $95 million to $400 million. In June 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

Environmental Remediation

The registrants must comply with environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the subsidiaries may also incur substantial costs to clean up properties. The traditional operating companies have each received authority from their respective state PSCs to recover approved environmental compliance costs through regulatory mechanisms. Within limits approved by the state PSCs, these rates are adjusted annually or as necessary.

Georgia Power’s environmental remediation liability at March 31, 2009 was $11.4 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated.

By letter dated September 30, 2008, the EPA advised Georgia Power that it has been designated as a PRP at the Ward Transformer Superfund site located in Raleigh, North Carolina. Numerous other entities have also received notices from the EPA. Georgia Power, along with other named PRPs, is negotiating with the EPA to address cleanup of the site and reimbursement for past expenditures related to work performed at the site. In addition, on April 30, 2009, two PRPs filed separate actions in the U.S. District Court for the Eastern District of North Carolina against numerous other PRPs, including Georgia Power, seeking contribution from the defendants for expenses incurred by the plaintiffs related to work performed at a portion of the site. The ultimate outcome of these matters will depend upon further environmental assessment and the ultimate number of PRPs and cannot be determined at this time; however, it is not expected to have a material impact on Georgia Power’s financial statements.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $67.6 million at March 31, 2009. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a potentially responsible party at a site in Texas. The site was owned by an electric transformer company that handled Mississippi Power’s transformers as well as those of many other entities. The site owner is now in bankruptcy and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. Amounts expensed related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final impact of this matter on Mississippi Power will depend upon further environmental assessment and the ultimate number of potentially responsible parties. The remediation expenses incurred by Mississippi Power are expected

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
to be recovered through the ECO Plan. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance.”

The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, Southern Company, Georgia Power, Gulf Power, and Mississippi Power do not believe that additional liabilities, if any, at these sites would be material to their respective financial statements.

FERC Matters

Market-Based Rate Authority

Each of the traditional operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate.

In December 2004, the FERC initiated a proceeding to assess Southern Company’s generation dominance within its retail service territory. The ability to charge market-based rates in other markets is not an issue in the proceeding. Any new market-based rate sales by any subsidiary of Southern Company in Southern Company’s retail service territory entered into during a 15-month refund period that ended in May 2006 could be subject to refund to a cost-based rate level.

In November 2007, the presiding administrative law judge issued an initial decision regarding the methodology to be used in the generation dominance tests. The proceedings are ongoing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could require the traditional operating companies and Southern Power to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates and could also result in total refunds of up to $19.7 million, plus interest. The potential refunds include $3.9 million for Alabama Power, $5.8 million for Georgia Power, $0.8 million for Gulf Power, $8.4 million for Mississippi Power, and $0.7 million for Southern Power, in each case plus interest. Southern Company and its subsidiaries believe that there is no meritorious basis for an adverse decision in this proceeding and are vigorously defending themselves in this matter.

In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008 and Order No. 697-B on December 12, 2008. These orders largely affirmed the FERC’s prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the orders, Southern Company submitted to the FERC an updated market power analysis in September 2008 related to its continued market-based rate authority.

In October 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction with reserve prices not to exceed the CBR tariff price, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff provides for a cost-based price for wholesale sales of less than a year. On March 5, 2009, the FERC accepted Southern Company’s CBR tariff for filing. On March 25, 2009, the FERC accepted Southern Company’s compliance filing related to the MBR tariff and directed Southern Company to commence the energy auction within 30 days. Southern Company commenced the energy auction on April 23, 2009. Implementation of the energy auction in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
accordance with the MBR tariff order is expected to adequately mitigate going forward any presumption of market power that Southern Company may have in the Southern Company retail service territory.

Intercompany Interchange Contract

Southern Company’s generation fleet in its retail service territory is operated under the IIC as approved by the FERC. In May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among the traditional operating companies, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct.

In October 2006, the FERC issued an order accepting a settlement resolving the proceeding subject to Southern Company’s agreement to accept certain modifications to the settlement’s terms and Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. In November 2006, Southern Company filed with the FERC a compliance plan in connection with the order. In April 2007, the FERC approved, with certain modifications, the plan submitted by Southern Company. Implementation of the plan did not have a material impact on Southern Company’s or the traditional operating companies’ financial statements. Southern Power’s annual cost of implementing the compliance plan is approximately $7.0 million. In November 2007, Southern Company notified the FERC that the plan had been implemented. In December 2008, the FERC division of audits issued for public comment its final audit report pertaining to compliance implementation and related matters. No comments challenging the audit report’s findings were submitted. A decision is now pending from the FERC.

Generation Interconnection Agreements

In November 2004, generator company subsidiaries of Tenaska, Inc. (Tenaska), as counterparties to three previously executed interconnection agreements with subsidiaries of Southern Company, filed complaints at the FERC requesting that the FERC modify the agreements and that those Southern Company subsidiaries refund a total of $19 million previously paid for interconnection facilities, of which $11 million would be refunded by Alabama Power and $8 million by Georgia Power. No other similar complaints are pending with the FERC.

In January 2007, the FERC issued an order granting Tenaska’s requested relief. Although the FERC’s order required the modification of Tenaska’s interconnection agreements, under the provisions of the order, Southern Company determined that no refund was payable to Tenaska. Southern Company requested rehearing asserting that the FERC retroactively applied a new principle to existing interconnection agreements. Tenaska requested rehearing of FERC’s methodology for determining the amount of refunds. The requested rehearings were denied, and Southern Company and Tenaska have appealed the orders to the U.S. Circuit Court for the District of Columbia. The final outcome of this matter cannot now be determined.

Right of Way Litigation

Southern Company and certain of its subsidiaries, including Mississippi Power, have been named as defendants in numerous lawsuits brought by landowners since 2001. The plaintiffs’ lawsuits claim that defendants may not use, or sublease to third parties, some or all of the fiber optic

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by defendants. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. Management of Southern Company and Mississippi Power believe that they have complied with applicable laws and that the plaintiffs’ claims are without merit.

To date, Mississippi Power has entered into agreements with plaintiffs in approximately 95% of the actions pending against Mississippi Power to clarify its easement rights in the State of Mississippi. These agreements have been approved by the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases are in progress. These agreements have not resulted in any material effects on Southern Company’s or Mississippi Power’s financial statements.

In addition, in late 2001, certain subsidiaries of Southern Company, including Mississippi Power, were named as defendants in a lawsuit brought in Troup County, Georgia, Superior Court by Interstate Fiber Network, a subsidiary of telecommunications company ITC DeltaCom, Inc. that uses rights of way. This lawsuit alleges, among other things, that the defendants are contractually obligated to indemnify, defend, and hold harmless the telecommunications company from any liability that may be assessed against it in pending and future right of way litigation. Southern Company and Mississippi Power believe that the plaintiff’s claims are without merit. In the fall of 2004, the trial court stayed the case until resolution of the underlying landowner litigation discussed above. In January 2005, the Georgia Court of Appeals dismissed the telecommunications company’s appeal of the trial court’s order for lack of jurisdiction. An adverse outcome in this matter, combined with an adverse outcome against the telecommunications company in one or more of the right of way lawsuits, could result in substantial judgments; however, the final outcome of these matters cannot now be determined.

Nuclear Fuel Disposal Cost Litigation

See Note 3 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. In July 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. In August 2007, the government filed a motion for reconsideration, which was denied in November 2007. In January 2008, the government filed a notice of appeal. In February 2008, the government filed a motion to stay the appeal pending the court’s decisions in three other cases already on appeal. In April 2008, the court granted the government’s motion to stay the appeal pending the court’s decisions in three other similar cases already on appeal. Those cases were decided in August 2008. Based on the rulings in those cases, an appeal is expected.

In April 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s alleged continuing breach of contract. In October 2008, the court denied a similar request by the government to stay this proceeding. The complaint does not contain any specific dollar amount for recovery of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
damages. Damages will continue to accumulate until the issue is resolved or the storage is provided. No amounts have been recognized in the financial statements as of March 31, 2009 for either claim. The final outcome of these matters cannot be determined at this time; however, no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

Income Tax Matters

Leveraged Leases

In 2002, the IRS began the examination of three sale-in-lease-out (SILO) transactions entered into by Southern Company. As a result of this examination, the IRS challenged the deductions related to these transactions. Southern Company disagreed with the IRS’s conclusion, went through all administrative appeals, paid approximately $168 million of the additional tax, and sued the IRS for the refund of such taxes.

During the second quarter 2008, decisions in favor of the IRS were reached in several court cases involving other taxpayers with similar leveraged lease investments. Pursuant to the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” management is required to assess on a periodic basis the likely outcome of the uncertain tax positions related to the SILO transactions. Based on these accounting standards and management’s review of the recent court decisions, Southern Company recorded an after-tax charge of approximately $67 million in the second quarter 2008.

In December 2008, Southern Company received from the Commissioner of the IRS an invitation to participate in a global settlement initiative related to the SILO transactions. Southern Company accepted the settlement offer on January 8, 2009. Pursuant to the settlement offer, Southern Company recorded an additional after-tax charge in the fourth quarter 2008 of $16 million. Including the charge recorded in the second quarter 2008, total after-tax charges related to settling the SILO litigation amounted to $83 million in 2008. Of the total, approximately $7 million represents interest and $76 million represents non-cash charges related to the reallocation of lease income and will be recognized in income over the remaining term of the affected leases. All additional taxes due as a result of the settlement have now been paid. A final closing agreement with the IRS is currently being negotiated and is expected to be completed in the second quarter 2009.

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power has also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. In July 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s and Georgia Power’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s and Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	FAIR VALUE MEASUREMENTS

As of March 31, 2009, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, are as follows:

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2009:	(Level 1)	(Level 2)	(Level 3)	Total
		(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$20	$—	$20
Nuclear decommissioning trusts(a)	413	394	—	807
Cash equivalents and restricted cash	697	—	—	697
Other	3	46	32	81

Total	$1,113	$460	$32	$1,605

Liabilities:
Energy-related derivatives	$—	$443	$—	$443
Interest rate derivatives	—	18	—	18

Total	$—	$461	$—	$461

Alabama Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts(a)	208	167	—	375
Cash equivalents and restricted cash	347	—	—	347

Total	$555	$168	$—	$723

Liabilities:
Energy-related derivatives	$—	$131	$—	$131
Interest rate derivatives	—	11	—	11

Total	$—	$142	$—	$142

Georgia Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts(a)	205	227	—	432
Cash equivalents and restricted cash	151	—	—	151

Total	$356	$228	$—	$584

Liabilities:
Energy-related derivatives	$—	$178	$—	$178
Interest rate derivatives	—	7	—	7

Total	$—	$185	$—	$185

Gulf Power
Assets:
Cash equivalents and restricted cash	$55	$—	$—	$55

Liabilities:
Energy-related derivatives	$—	$43	$—	$43

Mississippi Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Cash equivalents	19	—	—	19

Total	$19	$2	$—	$21

Liabilities:
Energy-related derivatives	$—	$78	$—	$78

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2009:	(Level 1)	(Level 2)	(Level 3)	Total
		(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$16	$—	$16
Cash equivalents	29	—	—	29

Total	$29	$16	$—	$45

Liabilities:
Energy-related derivatives	$—	$13	$—	$13

(a)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.
Energy-related derivatives and interest rate derivatives primarily consist of over-the-counter contracts. See Note (F) under “Financial Instruments” herein for additional information. The nuclear decommissioning trust funds are invested in a diversified mix of equity and fixed income securities. The cash equivalents and restricted cash consist of securities with original maturities of 90 days or less. “Other” represents marketable securities and certain deferred compensation funds also invested in various marketable securities. All of these financial instruments and investments are valued primarily using the market approach.

Changes in the fair value measurement of the Level 3 items using significant unobservable inputs for Southern Company at March 31, 2009 are as follows:

Level 3
Other
(in millions)
Beginning balance at December 31, 2008	$35
Total gains (losses) — realized/unrealized:
Included in earnings	(3)
Included in other comprehensive income	—

Ending balance at March 31, 2009	$32

Unrealized losses of $3 million were included in earnings during the period relating to assets still held at March 31, 2009 and are recorded in “depreciation and amortization.”

Southern Company, Alabama Power, and Georgia Power continue to elect the fair value option under FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” for investment securities held in the nuclear decommissioning trust funds. For the three months ended March 31, 2009, the reduction in fair value of the funds, which includes reinvested interest and dividends, is recorded in the regulatory liability, and was $23 million for Alabama Power, $25 million for Georgia Power, and $48 million for Southern Company.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(D)	CONSTRUCTION PROJECTS

Integrated Coal Gasification Combined Cycle

See Note 3 to the financial statements of Southern Company and Mississippi Power under “Integrated Coal Gasification Combined Cycle” in Item 8 of the Form 10-K for information regarding the Kemper IGCC.

On April 6, 2009, the Governor of the State of Mississippi signed into law a bill that will provide an ad valorem tax exemption for a portion of the assessed value of all property utilized in certain electric generating facilities with integrated gasification process facilities. This tax exemption, which may not exceed 50% of the total value of the project, is for projects with a capital investment from private sources of $1 billion or more.

On April 6, 2009, Mississippi Power received an accounting order from the Mississippi PSC directing Mississippi Power to continue to charge all Kemper IGCC generation resources planning, evaluation, and screening costs to regulatory assets including those costs associated with activities to obtain a certificate of public convenience and necessity and costs necessary and prudent to preserve the availability, economic viability, and/or required schedule of the selected generation resource until the Mississippi PSC makes findings and determination as to the recovery of Mississippi Power’s prudent expenditures.

As of March 31, 2009, Mississippi Power had spent a total of $50.7 million associated with Mississippi Power’s generation resource planning, evaluation, and screening activities, including regulatory filings costs. Costs incurred during the first quarter 2009 totaled $8.4 million as compared to $7.2 million during the first quarter 2008. Of the total $50.7 million, $46.2 million was deferred in other regulatory assets, $3.7 million was related to land purchases capitalized, and $0.8 million was previously expensed.

Several motions have been filed by intervenors in this proceeding, most of which are procedural in nature and seek to stay or delay the timely and orderly administration of the docket. In addition to these procedural motions, a motion has been filed by the Attorney General for the State of Mississippi which questions whether the Mississippi PSC has authority to approve the gasification portion of the Kemper IGCC. All of these motions were heard by the Mississippi PSC on May 5, 2009.

The ultimate outcome of these matters cannot now be determined.

Nuclear

See Note 3 to the financial statements of Southern Company and Georgia Power under “Nuclear” in Item 8 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.

On March 17, 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 at an in-service cost of $6.4 billion. In addition, the Georgia PSC voted to approve inclusion of the related construction work in progress accounts in rate base and to recover financing costs during the construction period beginning in 2011.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On April 21, 2009, the Governor of the State of Georgia signed into law The Georgia Nuclear Energy Financing Act that will allow Georgia Power to recover financing costs for nuclear construction projects by including the related construction work in progress accounts in rate base during the construction period. The cost recovery provisions will become effective January 1, 2011.

(E)	COMMON STOCK

For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to exercised options and outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

As reported shares	779,858	766,150
Effect of options	1,787	4,171

Diluted shares	781,645	770,321

(F)	FINANCING

Bank Credit Arrangements

At March 31, 2009, unused credit arrangements with banks totaled $4.2 billion, of which $775 million expires during 2009, $160 million expires in 2010, $25 million expires in 2011, and $3.2 billion expires in 2012. These credit arrangements provided liquidity support to the registrants’ commercial paper programs and the traditional operating companies’ variable rate pollution control revenue bonds. The following table outlines the credit arrangements by company:

			Executable
			Term-Loans		Expires
			One	Two
Company	Total	Unused	Year	Years	2009	2010	2011	2012
				(in millions)
Southern Company	$950	$950	$—	$—	$—	$—	$—	$950
Alabama Power	1,256	1,256	379	—	466	—	25	765
Georgia Power	1,290	1,278	—	40	40	130	—	1,120
Gulf Power	140	140	60	—	110	30	—	—
Mississippi Power	109	109	15	54	109	—	—	—
Southern Power	400	400	—	—	—	—	—	400
Other	50	50	50	—	50	—	—	—

Total	$4,195	$4,183	$504	$94	$775	$160	$25	$3,235

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Subsequent to March 31, 2009, Georgia Power, Gulf Power, and Mississippi Power entered into additional committed credit arrangements resulting in a net increase of $425 million, $75 million, and $40 million, respectively, to enhance liquidity. These additional credit arrangements all expire in 2010.

See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.
Changes in Equity

The following table presents year-to-date changes in stockholders’ equity and redeemable preferred stock of subsidiaries:

		Preferred
		and		Redeemable
	Common	Preference	Total	Preferred
	Stockholders’	Stock of	Stockholders’	Stock of
	Equity	Subsidiaries	Equity	Subsidiaries
	(in millions)
Balance at December 31, 2008	$13,276	$707	$13,983	$375
Net income	142	-	142	—
Other comprehensive income (loss)	8	-	8	—
Stock issued	170	-	170	—
Cash dividends	(343)	-	(343)	—

Balance at March 31, 2009	$13,253	$707	$13,960	$375

		Preferred
		and		Redeemable
	Common	Preference	Total	Preferred
	Stockholders’	Stock of	Stockholders’	Stock of
	Equity	Subsidiaries	Equity	Subsidiaries
	(in millions)
Balance at December 31, 2007	$12,385	$707	$13,092	$498
Net income	375	-	375	—
Other comprehensive income (loss)	(22)	-	(22)	—
Stock issued	154	-	154	—
Cash dividends	(325)	-	(325)	—
Redemption of preferred stock	-	-	-	(125)
Other	(4)	-	(4)	—

Balance at March 31, 2008	$12,563	$707	$13,270	$373

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Financial Instruments

Southern Company, the traditional operating companies, and Southern Power are exposed to market risks, primarily commodity price risk and interest rate risk. To manage the volatility attributable to these exposures, each company nets their exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the companies’ policies in areas such as counterparty exposure and risk management practices. The registrants’ policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.

Energy-Related Derivatives

The traditional operating companies and Southern Power enter into energy-related derivatives to hedge exposures to electricity, gas, and other fuel price changes. However, due to cost-based rate regulations, the traditional operating companies have limited exposure to market volatility in commodity fuel prices and prices of electricity. Each of the traditional operating companies manages fuel-hedging programs, implemented per the guidelines of their respective state PSCs, through the use of financial derivative contracts. Southern Power also has limited exposure to market volatility in commodity fuel prices and prices of electricity because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity.

To mitigate residual risks relative to movements in electricity prices, the registrants enter into physical fixed-price or heat rate contracts for the purchase and sale of electricity through the wholesale electricity market. To mitigate residual risks relative to movements in gas prices, the registrants may enter into fixed-price contracts for natural gas purchases; however, a significant portion of contracts are priced at market.
Energy-related derivative contracts are accounted for in one of three methods:
•	Regulatory Hedges — Energy-related derivative contracts which are designated as regulatory hedges relate primarily to the traditional operating companies’ fuel hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through the respective fuel cost recovery clauses.

•	SFAS No. 133 Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges, which are mainly used by Southern Power, to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transactions are reflected in earnings.

•	Not Designated — Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Some energy-related derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the electric industry. When an energy-related derivative contract is settled physically, any cumulative unrealized gain or loss is reversed and the contract price is recognized in the respective line item representing the actual price of the underlying goods being delivered.

At March 31, 2009, the net volume of energy-related derivative contracts for power and natural gas positions for the registrants, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions, and the longest date for derivatives not designated as hedges, were as follows:

	Power			Gas
		Longest	Longest	Net	Longest	Longest
As of March 31,	Net Sold	Hedge	Non-Hedge	Purchased	Hedge	Non-Hedge
2009:	MWH	Date	Date	Bcf	Date	Date

	(in thousands)
Southern Company	1,172	2009	2010	173 *	2012	2010
Alabama Power	—	—	2009	49	2012	—
Georgia Power	—	—	2009	71	2012	—
Gulf Power	—	—	2009	16	2012	—
Mississippi Power	500	2009	2009	30	2012	2009
Southern Power	672	—	2010	6 *	—	2010

*	Includes location basis of 2 Bcf.
For cash flow hedges, the amounts expected to be reclassified from other comprehensive income to revenue and fuel expense for the next 12-month period ending March 31, 2010 are immaterial for all registrants.
Interest Rate Derivatives

Southern Company and certain subsidiaries also enter into interest rate derivatives, which include forward-starting interest rate swaps, to hedge exposure to changes in interest rates. Derivatives related to fixed-rate securities are accounted for as fair value hedges. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges. The derivatives employed as hedging instruments are structured to minimize ineffectiveness.

For fair value hedges under SFAS No. 133, the changes in the fair value of the hedging derivatives are recorded in earnings and are offset by the changes in the fair value of the hedged item. For other hedges qualifying as cash flow hedges under SFAS No. 133, the fair value gains or losses are recorded in other comprehensive income and are reclassified into earnings at the same time the hedged transactions affect earnings.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At March 31, 2009, Southern Company had a total of $1.2 billion notional amount of interest rate derivatives outstanding with net fair value losses of $18 million as follows:

			Weighted		Fair Value
			Average		Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Hedge Maturity	March 31,
Registrant	Amount	Received	Paid	Date	2009

	(in millions)				(in millions)
Cash flow hedges of existing debt
Alabama Power	$576	SIFMA* Index	2.69%	February 2010	$(11)
Georgia Power	301	SIFMA* Index	2.22%	December 2009	(3)
Georgia Power	300	1-month LIBOR	2.43%	April 2010	(4)

Total	$1,177				$(18)

*	Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA)
For the three months ended March 31, 2009, Georgia Power incurred net losses of $(16) million upon termination of certain interest rate derivatives at the same time it issued debt. The effective portion of these losses has been deferred in other comprehensive income and will be amortized to interest expense over the life of the original interest rate derivative, reflecting the period in which the forecasted hedged transaction affects earnings.

The following table reflects the estimated pre-tax gains (losses) that will be reclassified from other comprehensive income to interest expense for the next 12-month period ending March 31, 2010, together with the longest date that total deferred gains and losses are expected to be amortized into earnings.

	Estimated Gain (Loss) to
	be Reclassified for the	Total Deferred
	12 Months Ending	Gains (Losses)
Registrant	March 31, 2010	Amortized Through

	(in millions)

Southern Company	$(36)	2037
Alabama Power	(10)	2035
Georgia Power	(15)	2037
Gulf Power	(1)	2018
Southern Power	(10)	2016

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Derivative Financial Statement Presentation and Amounts

At March 31, 2009, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at March 31, 2009
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives
Other, deferred charges and other assets	$2	$1	$1	$—	$—	N/A

Derivatives designated as hedging instruments under SFAS No. 133
Energy-related derivatives
Other, current assets	$1	$—	$—	$—	$1	$—

Derivatives not designated as hedging instruments under SFAS No. 133
Energy-related derivatives
Other, current assets*	$16	$—	$—	$—	$1	$—
Assets from risk management activities	—	—	—	—	—	15
Other, deferred charges and other assets	1	—	—	—	—	1

Total derivatives not designated as hedging instruments under SFAS No. 133	$17	$—	$—	$—	$1	$16

Total asset derivatives	$20	$1	$1	$—	$2	$16

*	Southern Company includes Assets from risk management activities in Other, current assets.

Liability Derivatives at March 31, 2009
	Fair Value
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
Location	Company	Power	Power	Power	Power	Power

	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives
Liabilities from risk management activities	$323	$106	$136	$35	$46
Other, deferred credits and other liabilities	106	25	42	8	31

Total derivatives designated as hedging instruments for regulatory purposes	$429	$131	$178	$43	$77	N/A

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate derivatives
Liabilities from risk management activities	$18	$11	$7	$—	$—	$—

Derivatives not designated as hedging instruments under SFAS No. 133
Energy-related derivatives
Liabilities from risk management activities	$14	$—	$—	$—	$1	$13

Total liability derivatives	$461	$142	$185	$43	$78	$13

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
All derivative instruments are measured at fair value. See Note (C) herein for additional information.

At March 31, 2009, the pre-tax effect of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheet were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet
Derivative Category and Balance Sheet	Southern	Alabama	Georgia	Gulf	Mississippi
Location	Company	Power	Power	Power	Power

			(in millions)

Energy-related derivatives
Other regulatory assets, current	$(323)	$(106)	$(136)	$(35)	$(46)
Other regulatory assets, deferred	(106)	(25)	(42)	(8)	(31)
Other regulatory liabilities, deferred	2	1	1	—	—

Total energy-related derivative gains (losses)	$(427)	$(130)	$(177)	$(43)	$(77)

For the three months ended March 31, 2009 and March 31, 2008, the pre-tax effect of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

	Gain (Loss)
Derivatives in SFAS No. 133	Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI
Cash Flow Hedging	on Derivative		into Income (Effective Portion)
Relationships	(Effective Portion)		Statements of Income Location	Amount

	2009	2008		2009	2008

	(in millions)			(in millions)

Southern Company
Energy-related derivatives	$1	$(12)	Fuel	$—	$—
Interest rate derivatives	1	(24)	Interest expense	(10)	(5)

Total	$2	$(36)		$(10)	$(5)

Alabama Power
Energy-related derivatives	$—	$(1)	Fuel	$—	$—
Interest rate derivatives	(2)	(5)	Interest expense	(3)	—

Total	$(2)	$(6)		$(3)	$—

Georgia Power
Interest rate derivatives total	$3	$(16)	Interest expense	$(5)	$(1)

Gulf Power
Interest rate derivatives total	$—	$(4)	Interest expense	$—	$—

Mississippi Power
Energy-related derivatives total	$—	$(3)	Fuel	$—	$—

Southern Power
Energy-related derivatives	$1	$(8)	Fuel	$—	$—
Interest rate derivatives	—	—	Interest expense	(2)	(4)

Total	$1	$(8)		$(2)	$(4)

There was no material ineffectiveness recorded in earnings for any registrant for any period presented.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months ended March 31, 2009 and March 31, 2008, the pre-tax effect of energy-related derivatives not designated as hedging instruments on the statements of income were as follows:

Derivatives not Designated as Hedging	Unrealized Gain (Loss) Recognized in Income
Instruments Under SFAS No. 133	Statements of Income Location	Amount

		2009	2008

		(in millions)

Southern Company
Energy-related derivatives	Wholesale revenues	$4	$(28)
	Fuel	(4)	12
	Purchased power	(1)	2

Total		$(1)	$(14)

Southern Power
Energy-related derivatives	Wholesale revenues	$4	$(28)
	Fuel	(4)	12
	Purchased power	(1)	2

Total		$(1)	$(14)

Contingent Features

The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2009, the fair value of derivative liabilities with contingent features, by registrant, is as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

			(in millions)
Derivative liabilities	$82	$25	$40	$6	$9	$2
At March 31, 2009, the registrants had no collateral posted with their derivative counterparties; however, because of the joint and several liability features underlying these derivatives, the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, is $82 million for each registrant.

Currently, each of the registrants has investment grade credit ratings from the major rating agencies with respect to debt, preferred securities, preferred stock, and/or preference stock.

Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. For the traditional operating companies and Southern Power, included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	RETIREMENT BENEFITS

Southern Company has a defined benefit, trusteed, pension plan covering substantially all employees. The plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the plan are expected for the year ending December 31, 2009. Southern Company also provides certain defined benefit pension plans for a selected group of management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, Southern Company provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional operating companies fund related trusts to the extent required by their respective regulatory commissions.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ended March 31, 2009 and 2008 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended March 31, 2009
Service cost	$36	$8	$12	$2	$2
Interest cost	97	24	37	4	4
Expected return on plan assets	(135)	(41)	(54)	(6)	(5)
Net amortization	10	3	4	—	—

Net cost (income)	$8	$(6)	$(1)	$—	$1

Three Months Ended March 31, 2008
Service cost	$36	$9	$12	$2	$2
Interest cost	87	22	33	4	4
Expected return on plan assets	(131)	(40)	(53)	(6)	(5)
Net amortization	12	3	5	—	—

Net cost (income)	$4	$(6)	$(3)	$—	$1

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended March 31, 2009
Service cost	$7	$2	$2	$—	$1
Interest cost	28	7	13	1	1
Expected return on plan assets	(15)	(6)	(8)	—	—
Net amortization	7	2	4	—	—

Net cost (income)	$27	$5	$11	$1	$2

Three Months Ended March 31, 2008
Service cost	$7	$2	$2	$—	$—
Interest cost	28	7	12	1	1
Expected return on plan assets	(15)	(5)	(7)	—	—
Net amortization	8	2	4	—	—

Net cost (income)	$28	$6	$11	$1	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(H)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

Southern Company’s effective tax rate was 54.1% for the three months ended March 31, 2009, as compared to 32.2% for the same period in 2008. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company’s effective tax rate increased for the three months ended March 31, 2009 primarily due to the $202 million charge recorded for the MC Asset Recovery settlement. Southern Company is currently evaluating potential recovery of the settlement payment through various means including insurance, claims in U.S. Bankruptcy Court, and other avenues. The degree to which any recovery is realized will determine, in part, the final income tax treatment of the settlement payment. See Note (B) herein under “Mirant Matters” for further information regarding this matter.

Unrecognized Tax Benefits

Changes during 2009 for unrecognized tax benefits are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power	Total

	(in millions)
Unrecognized tax benefits as of December 31, 2008	$3.7	$3.0	$137.1	$0.3	$1.8	$0.5	$146.4
Tax positions from current periods	0.1	0.2	11.5	—	—	0.1	11.9
Tax positions from prior periods	—	—	1.7	—	—	—	1.7
Reductions due to settlements	—	—	—	—	—	—	—
Reductions due to expired statute of limitations	—	—	—	—	—	—	—

Balance as of March 31, 2009	$3.8	$3.2	$150.3	$0.3	$1.8	$0.6	$160.0

The tax positions increase from the current periods relates primarily to the Georgia state tax credits litigation and other miscellaneous uncertain tax positions. See Note (B) herein under “Income Tax Matters — Georgia State Income Tax Credits” for additional information.

Impact on Southern Company’s effective tax rate, if recognized, is as follows:

			As of	As of
	Georgia	Other	March 31,	December 31,
	Power	Registrants	2009	2008	Change

	(in millions)
Tax positions impacting the effective tax rate	$147.5	$9.7	$157.2	$143.5	$13.7
Tax positions not impacting the effective tax rate	2.8	—	2.8	2.9	(0.1)

Balance of unrecognized tax benefits	$150.3	$9.7	$160.0	$146.4	$13.6

Accrued interest for unrecognized tax benefits:

(in millions)
Interest accrued as of December 31, 2008	$14.8
Interest accrued during the period	2.5

Balance as of March 31, 2009	$17.3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
It is reasonably possible that the amount of the unrecognized benefit with respect to a majority of Southern Company’s and Georgia Power’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The possible settlement of the Georgia state tax credits litigation would substantially reduce the balances. The conclusion or settlement of federal or state audits could also impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.

(I)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the four traditional operating companies and Southern Power. Southern Power’s revenues from sales to the traditional operating companies were $135 million and $133 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications, energy-related services, and leveraged lease projects. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)

Three Months Ended March 31, 2009:
Operating revenues	$3,558	$232	$(151)	$3,639	$44	$(17)	$3,666
Segment net income (loss) after dividends on preferred and preference stock of subsidiaries	302	28	—	330	(205)	1	126
Total assets at March 31, 2009	$46,050	$2,787	$(93)	$48,744	$1,382	$(569)	$49,557

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended March 31, 2008:
Operating revenues	$3,618	$216	$(185)	$3,649	$48	$(14)	$3,683
Segment net income (loss) after dividends on preferred and preference stock of subsidiaries	342	29	—	371	(10)	(2)	359
Total assets at December 31, 2008	$44,794	$2,813	$(139)	$47,468	$1,407	$(528)	$48,347

Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended March 31, 2009	$3,065	$451	$123	$3,639
Three Months Ended March 31, 2008	$3,006	$514	$129	$3,649

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which the registrants are involved.
Item 1A. Risk Factors.
See RISK FACTORS in Item 1A of the Form 10-K for a discussion of the risk factors of the registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K.

Item 6. Exhibits.
(4) Instruments Describing Rights of Security Holders, Including Indentures

Alabama Power

(b)1	-	Forty-Third Supplemental Indenture to Senior Note Indenture dated as of March 6, 2009, providing for the issuance of the Series 2009A 6.00% Senior Notes due March 1, 2039. (Designated in Form 8-K dated February 26, 2009, File No. 1-3164, as Exhibit 4.2.)

Georgia Power

(c)1	-	Thirty-Eighth Supplemental Indenture to Senior Note Indenture dated as of February 10, 2009, providing for the issuance of the Series 2009A 5.95% Senior Notes due February 1, 2039. (Designated in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2.)

Mississippi Power

(e)1	-	Tenth Supplemental Indenture to Senior Note Indenture dated as of March 6, 2009, providing for the issuance of the 2009A 5.55% Senior Notes due March 1, 2019. (Designated in Form 8-K dated March 3, 2009, File No. 001-11229, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Form of 2009 Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan.

Gulf Power

(d)1	-	Power Purchase Agreement between Gulf Power and Shell Energy North America (US), L.P. dated March 16, 2009. (Gulf Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Gulf Power has omitted such portions from this filing and filed them separately with the SEC.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

(c)2	-	Power of Attorney for Ronnie R. Labrato.

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power
(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	W. Paul Bowers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009

ALABAMA POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALABAMA POWER COMPANY

By	Charles D. McCrary
President and Chief Executive Officer
(Principal Executive Officer)

By	Art P. Beattie
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009

GEORGIA POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GEORGIA POWER COMPANY

By	Michael D. Garrett
President and Chief Executive Officer
(Principal Executive Officer)

By	Ronnie R. Labrato
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009

GULF POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By	Susan N. Story
President and Chief Executive Officer
(Principal Executive Officer)

By	Philip C. Raymond
Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009

MISSISSIPPI POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Frances Turnage
Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009

SOUTHERN POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SOUTHERN POWER COMPANY

By	Ronnie L. Bates
President and Chief Executive Officer
(Principal Executive Officer)

By	Michael W. Southern
Senior Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: May 7, 2009